Form 10-Q
period 1997-03-31
WHG RESORTS & CASINOS INC
filed 1997-05-30
CIK 1034754

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ----------

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1997
                               -------------------------------------------------


                        Commission file number 1- 12783
                                               --------


                          WHG RESORTS & CASINOS INC.
        --------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                                                    36-3277019
----------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)


6063 East Isla Verde Avenue, Carolina, Puerto Rico                00979
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)


Registrant's telephone number, including area code (787) 791-2222
                                                   -----------------------------


                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES          NO   X
                               -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,050,200 shares of common stock, $.01 par value, were outstanding at May 15, 1997.

                          WHG RESORTS & CASINOS INC.

                                 ------------

                                     INDEX


                                                                                            PAGE NO
                                                                                            -------
Part I.  Financial Information:
-------
    Item 1.         Financial Statements:
    -------         Condensed Consolidated Statements of Operations -
                    Three and nine months ended March 31, 1997 and 1996.................       2

                    Condensed Consolidated Balance Sheets -
                    March 31, 1997 and June 30, 1996....................................     3-4

                    Condensed Consolidated Statements of Cash Flows -
                    Nine months ended March 31, 1997 and 1996...........................       5

                    Notes to Condensed Consolidated Financial Statements................     6-9


    Item 2.         Management's Discussion and Analysis of Financial Condition
    -------         and Results of Operations...........................................   10-12


Part II.  Other Information:
--------

    Item 6.(a)      Exhibits............................................................      13
    ----------

Signature           ....................................................................      14

                          WHG RESORTS & CASINOS INC.
                     (formerly Williams Hotel Corporation)
                                 _____________

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Thousands, except  per share amounts)
                                  (Unaudited)

                                                                           Three months ended              Nine months ended
                                                                                March 31,                      March 31,
                                                                       ------------------------        -----------------------
                                                                         1997            1996           1997            1996
                                                                       --------        --------        -------         -------
Revenues:
  Williams Hospitality management fees from
    nonconsolidated affiliates.....................................    $ 5,536         $ 4,897         $10,440         $10,177

  Condado Plaza hotel/casino:
     Casino........................................................      6,387           6,348          17,196          17,485
     Casino promotional allowances.................................     (2,319)         (1,682)         (5,773)         (5,655)
     Rooms.........................................................      8,311           8,107          19,472          19,614
     Food and beverages............................................      2,846           2,994           8,121           8,469
     Other.........................................................        831             786           2,190           2,216
                                                                       -------         -------         -------         -------
                                                                        16,056          16,553          41,206          42,129
                                                                       -------         -------         -------         -------
        Total revenues.............................................     21,592          21,450          51,646          52,306
Costs and expenses:
  Williams Hospitality operating expenses (excl. depreciation).....      1,001             949           2,828           2,903

  Condado Plaza operating expenses (excl. depreciation):
     Casino........................................................      3,048           3,293           8,332           9,011
     Rooms.........................................................      2,034           2,321           5,708           6,599
     Food and beverages............................................      2,382           2,590           6,760           7,528
     Other.........................................................      1,208           1,410           3,638           4,025
                                                                       -------         -------         -------         -------
                                                                         8,672           9,614          24,438          27,163

  Selling and administrative.......................................      2,390           2,295           6,940           7,115
  Depreciation and amortization....................................      1,414           1,344           4,223           4,034
                                                                       -------         -------         -------         -------
        Total costs and expenses...................................     13,477          14,202          38,429          41,215
                                                                       -------         -------         -------         -------
Operating income...................................................      8,115           7,248          13,217          11,091
Interest income, primarily from nonconsolidated
   affiliates, and other income....................................        552             530           1,643           1,367
Interest expense...................................................       (815)           (925)         (2,489)         (2,815)
Equity in income (loss) of nonconsolidated affiliates..............        633            (318)         (2,395)         (3,915)
                                                                       -------         -------         -------         -------
Income before tax provision and minority interests.................      8,485           6,535           9,976           5,728
Provision for income taxes.........................................     (2,078)         (1,005)         (2,302)           (710)
Minority interests in income.......................................     (1,670)         (1,585)         (2,932)         (2,779)
Dividend on preferred stock of Condado Plaza.......................        (82)           (126)           (246)           (422)
                                                                       -------         -------         -------         -------
Net income.........................................................    $ 4,655         $ 3,819         $ 4,496         $ 1,817
                                                                       =======         =======         =======         =======

Pro forma information reflecting income taxes on a
  separate return basis:
     Income before tax provision and minority interests............     $8,485         $ 6,535          $9,976         $ 5,728
     Provision for income taxes....................................     (1,612)         (1,111)         (2,917)         (2,076)
     Minority interests in income..................................     (1,670)         (1,585)         (2,932)         (2,779)
     Dividend on preferred stock of Condado Plaza..................        (82)           (126)           (246)           (422)
                                                                       -------         -------         -------         -------
     Net income....................................................     $5,121         $ 3,713          $3,881         $   451
                                                                       =======         =======          ======         =======
Per share of common stock:
  Net income.......................................................     $ 0.77         $  0.63          $ 0.74         $  0.30
                                                                       =======         =======          ======         =======
  Pro forma net income reflecting income taxes
     on a separate return basis....................................     $ 0.85         $  0.61          $ 0.64         $  0.07
                                                                       =======         =======          ======         =======

Shares used in calculating per share amounts.......................      6,050           6,050           6,050           6,050
                                                                       =======         =======          ======          ======

See notes to condensed consolidated financial statements.

                          WHG RESORTS & CASINOS INC.
                     (formerly Williams Hotel Corporation)
                              -------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                                    March 31,       March 31,      June 30,
                                                                                      1997            1997          1996
                                                                                    ---------       ---------      --------
                                                                                    Pro forma
ASSETS
------
Current assets:
   Cash and cash equivalents................................................        $ 13,280        $ 10,870       $  6,616
   Receivables, net of allowances of $548 and $475..........................           5,248           5,248          2,534
   Receivables from nonconsolidated affiliates..............................             702             702            608
   Inventories..............................................................             574             574            651
   Other current assets.....................................................             851             851            689
                                                                                    --------        --------       --------
      Total current assets..................................................          20,655          18,245         11,098


Investments in, receivables and advances to nonconsolidated affiliates......          28,099          28,099         27,126

Property and equipment......................................................          86,246          85,326         83,302
Less: accumulated depreciation..............................................         (42,173)        (42,173)       (38,383)
                                                                                    --------        --------       --------
                                                                                      44,073          43,153         44,919

Land held as investment.....................................................           5,095           5,095          5,095
Excess of purchase cost over amount assigned to net assets acquired,
   net of accumulated amortization of $3,640 and $3,340.....................           8,809           8,809          9,109

Other assets................................................................           6,445           6,445          7,387
                                                                                    --------        --------       --------
                                                                                    $113,176        $109,846       $104,734
                                                                                    ========        ========       ========

See notes to condensed consolidated financial statements.

                          WHG RESORTS & CASINOS INC.
                     (formerly Williams Hotel Corporation)
                               -----------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                           March 31,      March 31,      June 30,
                                                                            1997            1997           1996
                                                                           ---------      ----------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY                                       Pro forma
------------------------------------
Current liabilities:
   Accounts payable....................................................    $  3,785         $  3,785       $  3,297
   Accrued compensation and related benefits...........................       2,536            2,536          2,128
   Other accrued liabilities...........................................       3,558            3,558          2,721
   Dividend payable on preferred stock of Condado Plaza................           -              246             94
   Notes Payable.......................................................       1,000            1,000          2,000
   Current maturities of long-term debt................................       3,482            3,482          3,299
                                                                           --------         --------       --------
      Total current liabilities........................................      14,361           14,607         13,539


Long-term debt, less current maturities................................      20,310           20,310         23,555
Deferred income taxes..................................................       2,156            2,156          2,291
Other noncurrent liabilities...........................................       4,926            4,926          4,542
Payable to WMS Industries Inc..........................................           -              161            397
Minority interests.....................................................      18,920           21,590         18,810
Preferred stock of Condado Plaza held by WMS Industries Inc............           -            4,100          4,100

Shareholder's equity:
   Preferred stock 2,000,000 share authorized..........................                                           -
   Common stock, Class A, $.01 par value, non voting, 3,000,000
      shares authorized................................................                                           -
   Common stock, no par value, 1,000 shares authorized, 100 shares outstanding, historical, and 12,000,000 shares, $.01 par value,
      authorized, 6,050,200 shares outstanding, pro forma...............         61                1              1
   Additional paid-in capital..........................................      14,296            3,849          3,849
   Retained earnings...................................................      38,146           38,146         33,650
                                                                           --------         --------       --------
      Total shareholders' equity.......................................      52,503           41,996         37,500
                                                                           --------         --------       --------
                                                                           $113,176         $109,846       $104,734
                                                                           ========         ========       ========

See notes to condensed consolidated financial statements.

                          WHG RESORTS & CASINOS INC.
                     (formerly Williams Hotel Corporation)
                               -----------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)


                                                                                     Nine months ended
                                                                                         March 31,
                                                                                     -----------------
                                                                                       1997      1996
                                                                                     -------    ------

Operating activities:
 Net income......................................................................    $ 4,496   $  1,817
 Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization..............................................      4,223      4,034
      Provision for loss on receivables..........................................        141        970
      Undistributed loss of nonconsolidated affiliates...........................      2,395      3,915
      Minority interests.........................................................      2,932      2,779
      Deferred income taxes......................................................       (135)         -
      Decrease resulting from changes in operating assets and liabilities, net...     (3,852)    (2,144)
                                                                                     -------    -------
 Net cash provided by operating activities.......................................     10,200     11,371

Investing activities:
  Purchase of property and equipment.............................................     (2,024)      (808)
  Advances to nonconsolidated affiliates.........................................       (186)         -
  Collections from nonconsolidated affiliates....................................          -        535
  Other investing................................................................        712          -
                                                                                     -------    -------
  Net cash used by investing activities.........................................      (1,498)      (273)

Financing activities:
  Payment of long-term debt......................................................     (4,062)    (3,670)
  Net intercompany transactions with WMS Industries Inc..........................       (235)    (3,311)
  Redemption of preferred stock of Condado Plaza from WMS Industries Inc.........          -     (2,450)
  Dividends paid to minority shareholders of subsidiary..........................       (151)      (684)
                                                                                     -------    -------
  Net cash used by financing activities..........................................     (4,448)   (10,115)

Increase in cash and cash equivalents............................................      4,254        983
Cash and cash equivalents at beginning of period.................................      6,616      3,627
                                                                                     -------    -------
Cash and cash equivalents at end of period.......................................    $10,870    $ 4,610
                                                                                     =======    =======

Set notes to condensed consolidated financial statements.

                          WHG RESORTS & CASINOS INC.
                     (formerly Williams Hotel Corporation)

                                 -------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Financial Statements
     --------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form 10.

2.   Basis of Presentation and Company Operations
     --------------------------------------------

     Basis of Presentation

     WHG Resorts & Casinos Inc. ("WHG"), name changed from WMS Hotel Corporation, was a wholly-owned subsidiary of Williams Hotel Corporation ("WHC") which was a wholly-owned subsidiary of WMS Industries Inc. ("WMS"). See Note 4 regarding spin-off. WMS, between March 31, 1997 and April 21, 1997, merged WHC into WHG at which time the predecessor consolidated financial statements of WHC appearing herein became the financial statements of WHG.

     The condensed consolidated financial statements of WHG reflect results of operations, cash flows and financial position and have been prepared using the historical basis in the assets and liabilities and historical results of operations of WHG and subsidiaries and affiliates (the "Company").

     The pro forma information reflecting income taxes on a separate return basis, included with the condensed consolidated statements of operations, reflects the provision for income taxes without the tax benefits allocated to WHG from WMS for utilization of partnership losses in the WMS consolidated Federal income tax return. WHG presently does not have income subject to Federal income tax that can be included in its consolidated Federal income tax return along with the partnership losses to be able to realize the tax benefits.

     Company Operations

     WHG, through its subsidiaries and affiliate owns, operates and manages two of the leading hotels and casinos located in San Juan, Puerto Rico, and through a second affiliate, the El Conquistador Hotel & Casino, a destination resort complex in Las Croabas, Puerto Rico. WHG's holdings at March 31, 1997 include: a 95% interest in Posadas de Puerto Rico Associates, Incorporated, the owner of the Condado Plaza Hotel & Casino ("Condado Plaza"); a 50% interest in Posadas de San Juan Associates, a partnership which owns the El San Juan Hotel & Casino ("El San Juan"); a 23.3% indirect interest in El Conquistador Partnership L.P. which owns the El Conquistador Hotel and Casino; and a 62% interest in Williams Hospitality Group Inc. ("Williams Hospitality"), the management company for the above hotels and casinos.

3.  Summarized Statement of Operations Information of Nonconsolidated Affiliates

    The equity in income (loss) of nonconsolidated affiliates includes the Company's 50% interest in Posadas de San Juan Associates ("PSJA") for the three and nine months ended March 31, 1997 and 1996. The El Conquistador Hotel & Casino ("El Conquistador") has a March 31 year end, which is three months earlier than the Company's year end of June 30 and accordingly the equity in the results of El Conquistador are recorded by the Company with a three month lag. The equity in income (loss) of nonconsolidated affiliates also includes for the three months ended March 31, 1997 and 1996, the Company's 23.3% indirect interest in the results of operations of the El Conquistador for the three months ended December 31, 1996 and 1995 and the nine months ended March 31, 1997 and 1996 includes operations of the El Conquistador for the nine months ended December 31, 1996 and 1995.

    The summarized statement of operations information of PSJA, which is 50% owned by the Company, is as follows (in thousands):

                                         Three months ended     Nine months ended
                                              March 31,             March 31,
                                        ---------------------  --------------------
                                          1997        1996       1997       1996
                                        ---------  ----------  ---------  ---------
Revenues..............................  $ 17,524    $ 15,792   $ 39,685   $ 38,455
Management fees and interest payable
 to Williams Hospitality..............    (2,041)     (1,634)    (4,140)    (3,707)
Other costs and expenses..............   (11,820)    (12,544)   (33,441)   (35,312)
                                        --------    --------   --------   --------
Net income (loss).....................  $  3,663    $  1,614   $  2,104      ($564)
                                        ========    ========   ========   ========

    The summarized statement of operations information of WKA EL Con Associates, in which the Company has a 46.5% partnership interest, is as follows (in thousands):

                                                         Three months ended        Nine months ended
                                                              March 31,                 March 31,
                                                        ---------------------    ---------------------
                                                          1997        1996         1997       1996
                                                        ---------  ----------    --------  -----------
Net operating income (expenses).....................    $     10        ($58)       ($ 1)       ($155)
Equity in 50% of the El Conquistador net loss for
 the three and nine months ended December 31,
 1996 and 1995........................................    (2,586)     (2,380)     (7,405)      (7,964)
Equity in net income of Las Casitas...................        --          --          --          313
                                                        --------     -------     -------      -------
Net loss..............................................   ($2,576)    ($2,438)    ($7,406)     ($7,806)
                                                        ========     =======     =======      =======

    The summarized statement of operations information of El Conquistador Partnership L.P., in which WKA EL Con Associates has a 50% partnership interest, is as follows (in thousands):

                                                   Three months ended     Nine months ended
                                                      December 31,           December 31,
                                                  --------------------  ----------------------
                                                    1996       1995        1996        1995
                                                  ---------  ---------  ----------  ----------
       Revenues.................................  $ 20,368   $ 18,876   $  58,169   $  56,286
       Management fees and interest payable to
          Williams Hospitality..................    (1,179)    (1,109)     (3,406)     (3,170)
       Interest payable to partners.............      (637)      (620)     (1,878)     (1,932)
       Other costs and expenses.................   (21,425)   (19,194)    (60,840)    (59,144)
       Depreciation and amortization............    (2,302)    (2,711)     (6,856)     (7,967)
                                                  --------   --------   ---------   ---------
       Net loss.................................   ($5,175)   ($4,758)   ($14,811)   ($15,927)
                                                  ========   ========   =========   =========

4.   Spin-off and pro forma information
     ----------------------------------

     On March 20, 1997 the Board of Directors of WMS declared the spin-off distribution of WHG to holders of WMS common stock with the close of business on March 31, 1997 being the record date. This declaration resulted in the distribution by WMS on April 21, 1997 of 6,050,200 shares of WHG common stock to the WMS shareholders (the "Distribution").

     Between April 1, 1997 and April 21, 1997 WHG and its subsidiaries and WMS completed several preliminary transactions as part of the plan of distribution that affected the consolidated balance sheet of WHG and included, among other things, the transfer of cash to WHG from WMS, the purchase of the 5% minority interest in the Condado Plaza, payment of a dividend by Williams Hospitality, and contribution to the capital of WHG by WMS.

     The pro forma condensed consolidated balance sheet at March 31, 1997 reflects these preliminary transactions and the historical balances have been adjusted as follows:

                                                            Pro foma adjustments
Balance sheet caption                                        increase (decrease)
---------------------                                       --------------------
Cash and cash equivalents:
 Receivable collected from WMS                                      $ 4,357,000
 Cash capital contribution by WMS                                     1,643,000
 Williams Hospitality dividend paid to minority                      (2,090,000)
 Purchase of 5% of Condado Plaza                                     (1,500,000)
                                                                    -----------
                                                                    $ 2,410,000
                                                                    ===========
Property and equipment:
 Allocation of purchase price to hotel building from
  acquisition of additional 5% of Condado Plaza                     $   920,000
                                                                    ===========
Dividend payable on preferred stock of Condado Plaza:
 WMS contributed its receivable to the capital of WHG                 ($246,000)
                                                                    ===========

Payable to WMS Industries:
 Receivable collected from WMS                                      $ 4,357,000
 WMS contributes gross payable by WHG to WMS to the capital of WHG   (4,518,000)
                                                                    -----------
                                                                      $(161,000)
                                                                    ===========

Minority interests:
 Book value of 5% of Condado Plaza minority interest purchased        ($580,000)
 Williams Hospitality dividend paid to minority                      (2,090,000)
                                                                    -----------
                                                                    $(2,670,000)
                                                                    ===========
Preferred stock of Condado Plaza held by WMS:
 Contributed to capital of WHG by WMS                               $(4,100,000)
                                                                    ===========
Common stock:
 Reflects $.01 par value of the 6,050,200 shares of WHG
  common stock distributed                                          $    60,000
                                                                    ===========
Additional paid-in capital:
 Cash contributed by WMS                                            $ 1,643,000
 Dividend payable contributed by WMS                                    246,000
 Intercompany payable of WHG contributed by WMS                       4,518,000
 Preferred stock of Condado Plaza contributed by WMS                  4,100,000
 Transfer to par value of common stock                                  (60,000)
                                                                    -----------
                                                                    $10,447,000
                                                                    ===========

     As a result of the preliminary transactions and the spin-off, the consolidated results of operations will in future years include certain costs of being a public company, changes in income tax provisions and the elimination of the Condado Plaza preferred stock dividend from the condensed consolidated statement of operations. A summary of the pro forma net income or (loss) and per share amounts for the periods presented in the accompanying condensed consolidated statements of operations adjusted for the estimates of these changes are as follows (in thousands):

                                                            Three months ended      Nine months ended
                                                                 March 31,              March 31,
                                                            ------------------      -----------------
                                                             1997        1996        1997       1996
                                                             ----        ----        ----       ----
     Net income (loss).................................     $4,292      $3,596      $2,773     ($145)
                                                            ======      ======      ======     =====


     Per share of common stock using 6,050,200 shares..     $  .71      $  .59      $  .46     ($.02)
                                                            ======      ======      ======     =====

                            WHG RESORTS & CASINOS INC.
                     (formerly Williams Hotel Corporation)
                                 _______________

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion contains certain forward looking statements that involve risks and uncertainties including the outcome of refinancing certain debt and seasonality. The Company's actual results could differ materially from those anticipated in the forward looking statements.

Financial Condition
-------------------

Cash flows from consolidated operating, investing and financing activities of the Company during the nine months ended March 31, 1997 resulted in net cash provided of $4,254,000 compared with net cash provided of $983,000 during the nine months ended March 31, 1996.

Cash provided by operating activities before changes in operating assets and liabilities was $14,052,000 during the nine months ended March 31, 1997 compared with cash provided of $13,515,000 for the nine months ended March 31, 1996.
This increase was primarily due to an increase in net income from $1,817,000 in the nine months ended March 31, 1996 to $4,496,000 in the nine months ended March 31, 1997.

The changes in operating assets and liabilities, as shown in the condensed consolidated statements of cash flows, resulted in cash outflow of $3,852,000 during the nine months ended March 31, 1997 and $2,144,000 during the nine months ended March 31, 1996, due in both cases to the increase in net amounts due from nonconsolidated affiliates.

Cash used by investing activities was $1,498,000 in the nine months ended March 31, 1997 and $273,000 in the nine months ended March 31, 1996. Cash used for the purchase of property and equipment was $2,024,000 in the nine months ended March 31, 1997 and $808,000 in the nine months ended March 31, 1996.

Cash used by financing activities during the nine months ended March 31, 1997 was $4,448,000 compared with cash used of $10,115,000 during the nine months ended March 31, 1996. Payment of long-term debt was $4,062,000 and $3,670,000 in the nine months ended March 31, 1997 and 1996, respectively. Net intercompany transactions with WMS resulted in cash used of $235,000 in the nine months ended March 31, 1997 compared to cash used of $3,311,000 in the nine months ended March 31, 1996. During the nine months ended March 31, 1996 Posadas de Puerto Rico Associates, Incorporated redeemed $2,450,000 of Condado Plaza preferred stock owned by WMS.

See condensed consolidated statements of cash flows on page 5 for further details on cash flow items.

The three hotels and casinos and Williams Hospitality provide for their off-season cash needs through their own cash and from individual short-term note arrangements. Annual capital expenditures are provided for each year as part of the annual budgeting process. Capital expenditures are approved taking into account available cash and available financing, if necessary.

The Condado Plaza has a $2,000,000 bank line of credit available on which $1,000,000 was borrowed at March 31, 1997. The El San Juan has a $1,000,000 bank line of credit available of which $700,000 was borrowed at March 31, 1997. El San Juan and El Conquistador long-term debt agreements provide that advances and other payments to the owners are to be based on defined levels of cash flow from the respective hotels and casinos which based on historical results limits and prohibits, respectively, such transactions. The long-term debt agreements and other agreements permit the payment to Williams Hospitality of certain management fees and intercompany charges from the three hotels and casinos. There are no agreements restricting Williams Hospitality from paying dividends or otherwise making advances and the Company expects to receive dividends from Williams Hospitality cash flow to provide for its operating expenses. Management believes that cash flow from the operations of Condado Plaza and El San Juan will be adequate to pay or refinance its long-term debt as it becomes due and provide for its normal planned capital additions for the next twelve months.

El Conquistador will have $120,000,000 of indebtness due on February 1, 1998, unless extended, and is secured by substantially all of the assets of the El Conquistador. The Company has retained an investment banking firm to assist in structuring the refinancing of the El Conquistador debt. Based on operating history of the El Conquistador, the Company believes such refinancing will be achieved, but there can be no assurance thereof. If such financing is not renewed or replaced and as a consequence thereof the existing lenders foreclose on the El Conquistador, the Company would probably incur a loss on its investment in and receivables from El Conquistador which would be significant to the financial position of the Company.

Results of Operations
---------------------

The following summarizes the unaudited condensed consolidated statements of operations for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements included in the Company's Registration Statement on Form 10 (thousands of dollars):

                                                                 Three months ended  Nine months ended
                                                                      March 31,          March 31,
                                                                 ------------------  ------------------
                                                                   1997      1996      1997      1996
                                                                 --------  --------  -------   --------
Revenues:
 Condado Plaza.................................................  $16,056   $16,553   $41,206   $42,129
 Williams Hospitality..........................................    6,864     6,108    13,575    12,944
 Intersegment revenue elimination - Williams Hospitality fees
  charged to Condado Plaza.....................................   (1,328)   (1,211)   (3,135)   (2,767)
                                                                 -------   -------   -------   -------
    Total revenues.............................................  $21,592   $21,450   $51,646   $52,306
                                                                 =======   =======   =======   =======

Segment operating income:
 Condado Plaza.................................................  $ 3,015   $ 2,692   $ 4,624   $ 2,800
 Williams Hospitality..........................................    5,251     4,606     9,003     8,371
 General corporate administrative expenses.....................     (151)      (50)     (410)      (80)
                                                                 -------   -------   -------   -------
   Total operating income......................................  $ 8,115   $ 7,248   $13,217   $11,091
                                                                 =======   =======   =======   =======

Three Months Ended March 31, 1997 Compared With
Three Months Ended March 31, 1996

Consolidated revenues increased by $142,000 or 0.7% in the quarter ended March 31, 1997 to $21,592,000 from $21,450,000 in the quarter ended March 31, 1996.
Increased Williams Hospitality revenues were partially offset by lower Condado Plaza revenues.

Operating income in the Condado Plaza segment increased by $323,000 to $3,015,000 in the quarter ended March 31, 1997 from $2,692,000 in the quarter ended March 31, 1996. The increase was primarily due to reductions in costs and expenses in all departments resulting from cost reduction efforts of management and reduced provision for doubtful accounts receivable.

Operating income in the Williams Hospitality segment increased due to increased management fees from the El San Juan and Condado Plaza because of their improved operations.

The equity in income of nonconsolidated affiliates was $633,000 for the quarter ended March 31, 1997 compared with a loss of ($318,000) for the quarter ended March 31, 1996. The 50% equity in income of the El San Juan was $1,832,000 in the quarter ended March 31, 1997 compared with $807,000 in the quarter ended March 31, 1996. The improved results at the El San Juan were due primarily to higher casino revenues resulting from a higher win percentage and lower costs and expenses resulting from cost reduction efforts by management and reduced provision for doubtful accounts receivable. The 23.3% equity in loss of the El Conquistador was ($1,199,000) in the quarter ended March 31, 1997 compared with ($1,125,000) in the quarter ended March 31, 1996.

The income tax provision results primarily from Puerto Rico and Federal income tax provisions for Williams Hospitality and Federal taxes or credit allocated from WMS on the equity in the income or loss of nonconsolidated affiliates.

Net income in the quarter ended March 31, 1997 was $4,655,000 compared with net income of $3,819,000 in the quarter ended March 31, 1996. The net income increased by approximately 22% due primarily to higher casino revenues at the El San Juan and cost reductions and reduced provision for doubtful accounts receivable at all the hotels and casinos in which the Company owns interests notwithstanding the higher income taxes.



Nine Months Ended March 31, 1997 Compared With
Nine Months Ended March 31, 1996

Consolidated revenues decreased by $660,000 or 1.3% in the nine months ended March 31, 1997 to $51,646,000 from $52,306,000 in the nine months ended March 31, 1996. The decrease was primarily attributable to the Condado Plaza.

Operating income in the Condado Plaza segment increased by $1,824,000 to $4,624,000 in the nine months ended March 31, 1997 from $2,800,000 in the nine months ended March 31, 1996. The increase was primarily due to reductions in costs and expenses in all departments resulting from cost reduction efforts of management and reduced provision for doubtful accounts receivable.

Operating income in the Williams Hospitality segment increased by $632,000 to $9,003,000 in the nine months ended March 31, 1997 from $8,371,000 in the nine months ended March 31, 1996 primarily due to increased El San Juan and Condado Plaza management fees.

The equity in loss of nonconsolidated affiliates was ($2,395,000) for the nine months ended March 31, 1997 compared with ($3,915,000) for the nine months ended March 31, 1996. The decrease in the loss was from the El San Juan primarily due to higher casino revenues resulting from a higher win percentage and lower costs and expenses resulting from cost reduction efforts by management and reduced provision for doubtful accounts receivable. The 50% equity in income of the EL San Juan was $1,052,000 in the nine months ended March 31, 1997 compared with equity in loss of ($282,000) in the nine months ended March 31, 1996. The 23.3% equity in loss of the El Conquistador was ($3,447,000) in the nine months ended March 31, 1997 compared with ($3,633,000) in the nine months ended March 31, 1996.

The income tax provision of $2,302,000 in the nine months ended March 31, 1997 and the income tax provision of $710,000 in the nine months ended March 31, 1996 results from Puerto Rico and Federal income tax provisions for Williams Hospitality exceeding the tax benefit allocated from WMS on the equity in the loss of nonconsolidated affiliates.

Net income in the nine months ended March 31, 1997 was $4,496,000 compared with $1,817,000 in the nine months March 31, 1996. The net income increased by approximately 147% due primarily to higher casino revenues at the El San Juan and cost reductions and reduced provision for doubtful accounts receivable at all the hotels and casinos in which the Company owns interests notwithstanding the higher income taxes.

                                    PART II
                               OTHER INFORMATION


Item 6.(a) Exhibits
-------------------

Exhibit 27 - Financial Data Schedule

                           WHG RESORTS & CASINOS INC.
                     (formerly Williams Hotel Corporation)
                                _______________

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                       WHG Resorts & Casinos Inc.
                                       --------------------------
                                       (Registrant)



Dated:  May 19, 1997                   By:  /S/ Richard F. Johnson
                                       ---------------------------
                                                Richard F. Johnson
                                                Chief Financial Officer
                                                and Treasurer