Form 10-K405
period 1997-06-30
WHG RESORTS & CASINOS INC
filed 1997-09-29
CIK 1034754

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                         COMMISSION FILE NUMBER 1-12783

                           WHG RESORTS & CASINOS INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          36-3277019
(State or other jurisdiction                                (I.R.S.  Employer
of incorporation or organization)                          Identification No.)

6063 EAST ISLA VERDE AVENUE, CAROLINA, PR                        00979
(Address of principal executive offices)                      (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 787-791-2222

           Securities registered pursuant to Section 12(b) of the Act:

                                                             NAME OF EACH
        TITLE OF EACH CLASS                         EXCHANGE ON WHICH REGISTERED

Voting Common Stock, $.01 par value                    New York Stock Exchange

Stock Purchase Rights Pursuant
   to Stockholder Rights Agreement                     New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the 4,309,642 shares of Voting Common Stock held by non-affiliates of the registrant on September 15, 1997 was $80,267,082 (for purposes of this calculation, all officers, directors and holders of more than 10% of the Voting Common Stock were assumed to be affiliates). On such date, the closing price of the Voting Common Stock on the New York Stock Exchange, Inc. was $18.625 per share and the number of shares of Voting Common Stock outstanding was 6,050,200 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                          PART

Annual Report to Stockholders of Registrant for fiscal
year ended June 30, 1997                                              I, II, IV

                                     PART I

        This Annual Report on Form 10-K contains forward looking information and describes the beliefs of WHG Resorts & Casinos Inc. (the "Company") concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from the those expressed in these statements. These risks and uncertainties include the following: the financial leverage of the El Conquistador Resort & Country Club, the minority ownership interests in the El Conquistador and the El San Juan, operating and financing limitations associated with debt covenants, continued availability of tourism tax exemptions, capital requirements, potential results from changes in tax laws, competition, reliance on a single market, seasonality, the strategy and marketing of the hotel and casino properties, the collection of clients' casino losses, casino gaming regulations and the competitiveness of the casinos under the 1997 amendments to the Gaming Act (as defined herein), as well as the outcome of certain legal proceedings to which the Company is a party. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise. Discussions containing such forward looking statements may be found in the materials set forth under "Item 1. Business," "Item 3. Legal Proceedings" and "Item 13. Certain Relationships and Related Transactions -- Relationship with WMS" contained herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1997 Annual Report to Stockholders (the "1997 Annual Report").


ITEM 1.  BUSINESS.

                         GENERAL DEVELOPMENT OF BUSINESS

        WHG Resorts & Casinos Inc. was incorporated in Delaware on June 13, l983. Registrant's principal executive offices are located at 6063 East Isla Verde Avenue, Carolina, PR 00979. During fiscal year 1997 the Registrant, through its subsidiaries and affiliates, was engaged in the ownership and operation of hotels and casinos in Puerto Rico.

        Distribution by WMS. Prior to April 21, 1997, the Company was a wholly-owned subsidiary of WMS Industries Inc., a Delaware corporation ("WMS"), the common stock of which is traded on the New York Stock Exchange. Effective April 21, 1997 (the "Distribution Date"), WMS distributed all of the outstanding shares of the Company's Common Stock (as defined) to its stockholders as a tax free dividend on its common stock (the "WMS Common Stock"). Such dividend and the transactions effected in connection therewith are referred to in this report as the "Distribution." As a result of the Distribution, the Company became an independent public company and its voting common stock, $.01 par value per share ("Common Stock"), is traded on the New York Stock Exchange under the symbol "WHG."

        Allocation of Cost Basis of WMS Common Stock to Common Stock of the Company. The aggregate basis of the WMS Common Stock and the Company Common Stock in the hands of a stockholder immediately after the Distribution is the same as the aggregate basis of WMS Common Stock held immediately before the Distribution. Based on the market value of each on the first day of trading after the Distribution, 11.9454% of the cost basis is allocable to the Company Common Stock and 88.0546% of the cost basis is allocable to the WMS Common Stock.

                                     GENERAL

        The Company, through its subsidiaries and affiliates as detailed below, owns interests in three of the leading hotels and casinos in Puerto Rico -- the Condado Plaza Hotel & Casino (the "Condado Plaza"), the El San Juan Hotel & Casino (the "El San Juan") and the El Conquistador Resort & Country Club (the "El Conquistador"). These three hotels and casinos are managed by Williams Hospitality Group Inc. ("Williams Hospitality"), which is 62% owned by the Company. In all, the Company owns interests in and manages 1,875 suites and hotel rooms, 36,300 square feet of casino floor space containing 120 gaming tables and 940 slot machines and approximately 146,000 square feet of convention and meeting space. These properties also include a total of 22 restaurants, 41 shops, one showroom, three health and fitness centers, 13 tennis courts, an 18-hole championship golf course, a marina and 25 cocktail and entertainment lounges.

        The Company's hotels are each focused on different market segments: the Condado Plaza primarily services the business traveler, the El San Juan caters to individual vacation travelers, as well as to small groups and conferences and corporate executives and the El Conquistador offers extensive group and conference facilities as well as attracting the individual leisure traveler.

        The El San Juan and Williams Hospitality are owned in part by the Company and in part by unaffiliated third parties (the "Other Owners"). The Company was formed in 1983 and in that same year, together with the Other Owners, formed Posadas de Puerto Rico Associates, Incorporated ("PPRA") and Williams Hospitality for the purpose of acquiring and managing the hotel and casino property now known as the Condado Plaza. A year later, the Company, together with the Other Owners, caused the formation of Posadas de San Juan Associates ("PSJA") for the purpose of acquiring and managing, through Williams Hospitality, the hotel and casino property now known as the El San Juan. In fiscal 1997, the Company increased its ownership interest in PPRA to 100%. It continues to hold a 62% interest in Williams Hospitality and a 50% interest in the El San Juan. In 1990 the Company, together with the Other Owners, caused the formation of WKA El Con Associates ("WKA") for the purpose of becoming a general and limited partner of the El Conquistador Partnership L.P. ("El Con Partnership"). The El Con Partnership was formed by WKA and Kumagai Caribbean, Inc. ("Kumagai"), a subsidiary of Kumagai Gumi Co., Ltd., a large Japanese construction company, for the purpose of acquiring and renovating the hotel and casino property now known as the El Conquistador. The Company's interest in WKA represents a 23.3% effective ownership interest in the El Conquistador, which is also managed by Williams Hospitality.

        In April 1993, WKA became a limited partner in Las Casitas Development Company I, S en C (S.E.) which acquired certain land from the El Conquistador for the purpose of developing and selling approximately 90 condominiums known as Las Casitas Village. The project was substantially completed in or about January 1997. Almost all of the owners of the condominiums have entered into rental arrangements with the El Conquistador pursuant to which the units are made available as additional guest rooms of the resort. Las Casitas Village now provides the El Conquistador with 167 additional luxury rooms.

        The Company's operations are divided into two industry segments: the Condado Plaza and Williams Hospitality. The Company's investments in the El San Juan and the El Conquistador are accounted for in the Consolidated Financial Statements on the equity method. See Note 15 of the Notes to the Consolidated Financial Statements in the Company's 1997 Annual Report which information is incorporated herein by reference.

                             STRATEGY AND MARKETING

        The Company's business strategy is to maximize the economic potential of its existing properties while building on its hotel and casino expertise by seeking other opportunities to manage and own hotels and casinos in Puerto Rico, the Caribbean and elsewhere. The Company believes that its strengths make it an attractive candidate to other hotel and casino owners seeking third-party managers as well as an attractive joint venture partner for other hotel and casino developers and owners.

        The Company is constantly seeking new ways to reduce operating costs as well as upgrade or add amenities to its hotel and casino properties to enhance the overall experience of its guests. The lobby of the Condado Plaza was fully renovated during fiscal year 1997 and restaurants, a nightclub and shops were added. The El San Juan recently completed a major renovation and refurbishment which included all of its guest rooms, guest room corridors, an additional restaurant and public areas. The El Conquistador recently opened three new restaurants, a nightclub and nine new retail shops.

        The Company currently employs approximately 400 managers in its three hotels and casinos. These managers provide a pool of experienced talent to the Company for purposes of operating its existing properties as well as for future training and expansion. In fiscal 1997, Williams Hospitality initiated a twelve-month training program for senior managers and department heads in order to identify the next generation of managerial leaders and insure its continued track record of successful management of hotels and casinos in keeping with its long-term management philosophy and commitment to excellence and service.

        The Company maintains centralized reservation and purchasing systems staffed by trained personnel. The centralized reservation system handles over 500,000 telephone inquiries per year and provides the Company the opportunity to cross-sell its properties depending on supply and demand, guest type and various other factors. The centralized purchasing system enables the Company to reduce operating costs and achieve certain economies of scale so that it can more effectively compete with larger hotel chains as well as provide its guests first-class amenities at lower incremental costs.

        The Company directs its marketing to three distinct hotel guest customers -- the corporate-executive traveler, the individual vacation and leisure traveler and the group and convention traveler. The Company believes the Condado Plaza and the El San Juan are attractive to the corporate-executive traveler because they are easily accessible from the San Juan International Airport and from Hato Rey, San Juan's business and commercial center and include an aggregate of 56,000 square feet of convention and meeting space. The individual vacation traveler is attracted to all facilities by the Caribbean climate and resort amenities including casinos, swimming pools, whirlpools and spas, tennis, golf and water sports facilities, health clubs and entertainment lounges. The group and convention traveler is attracted by the combination of business and resort amenities at all facilities. Because of its emphasis on business-related services and facilities, the Condado Plaza attracts groups and conventions meeting to conduct business in Puerto Rico. The El San Juan, a luxury resort hotel, attracts small groups and conferences interested in a combination of business, recreational and social activities while in Puerto Rico. "Blue Chip" corporate and incentive groups comprise a significant portion of the El Conquistador's clientele in addition to appealing to the upscale leisure traveler.

        The Company's marketing strategy includes attracting to its hotel and casino facilities members of the local business community, residents of Puerto Rico and vacation travelers who are staying at other hotel and lodging accommodations. The Company believes a substantial percentage of the casino, restaurant, nightclub and bar revenues at all facilities are from local clientele. Local business people entertain in the hotels' restaurants and lounges on a regular basis. Residents of Puerto Rico frequently utilize the casinos, shops and recreational facilities. Many local social events and receptions are held in the ballrooms and banquet facilities of the Company's properties.

        The Company's hotel and casino facilities are marketed primarily in the United States, as well as in Canada, Mexico, Europe and South America. In addition to its in-house marketing staff of approximately 35 employees, the Company has a U.S. mainland exclusive marketing service with 40 employees located primarily in Miami and New York, sales agents in South America and Europe, as well as strategic relationships with major airlines, cruise ship operators and travel industry partners. This combined marketing effort promotes the hotels and casinos to tour operators, meeting planners, corporate incentive groups, wholesale and retail travel agencies and airlines, as well as to individuals. In addition, the marketing staff solicits casino business by identifying and contacting individual players and through the efforts of commissioned sales representatives. The activities of the sales force include direct sales promotions, telephone and direct mail solicitations, participation in trade shows and public relations.

THE CONDADO PLAZA

        The Condado Plaza is owned by PPRA, which is owned 100% by the Company. Such ownership interest was increased from 95% to 100% on April 11, 1997. The main building of the Condado Plaza fronting the ocean was originally constructed in 1962. The Laguna Wing was built in 1959. Acquired by the Company in 1983, the Condado Plaza has since become one of the leading hotels in the Caribbean. Located on the Atlantic Ocean in the Condado area of San Juan, the Condado Plaza is a ten-minute drive from Hato Rey, the city's business and commercial center. The Condado Plaza has 570 rooms and consists of two separate structures on a five-acre site -- the 13-story main building, which is owned by PPRA, and the 11-story Laguna Wing, which is leased from certain of the Other Owners. The Laguna Wing lease expires March 31, 2004 and is renewable through September 30, 2008. In fiscal 1997, the American Automobile Association awarded the Condado Plaza a "Four Diamond" rating for the tenth consecutive year.

        During the fiscal years ended June 30, 1997, 1996 and 1995, the Condado Plaza's capital expenditures for the purchase of property, plant and equipment were $3,181,000, $1,285,000 and $2,487,000, respectively. On September 17, 1997,
PPRA entered into an agreement with the owners and managers of The Regency Hotel which is located adjacent to the Condado Plaza pursuant to the terms of which PPRA would acquire the 127-room hotel and adjacent land upon the completion to its satisfaction of its due-diligence investigation and various other conditions.

        The Condado Plaza guest accommodations are geared to the needs of traveling executives and include "The Plaza Club," a hotel-within-a-hotel with 72 deluxe guest rooms and suites, private lounges and a specially-trained staff providing concierge services. The Condado Plaza has an executive service center which offers all necessary business-related services and facilities, conference facilities which can accommodate groups of up to 1,000, seven restaurants, two retail shops, a health and fitness center, three tennis courts and three pools with spas.

        Most restaurants and all of the shops located in the Condado Plaza are owned and operated by unaffiliated concessionaires which pay the Company rentals based primarily on a percentage of their revenues. In addition, the water sports and parking are operated as concessions.

        The Condado Plaza maintained an average occupancy during the fiscal year ended June 30, 1997 of 82.4% compared with 87.4% for the fiscal year ended June 30, 1996 and 84.5% for the fiscal year ended June 30, 1995. The 82.4% occupancy was achieved notwithstanding the opening of several new hotels in the greater San Juan area during recent years. Occupancy is based upon available rooms excluding immaterial numbers of rooms under renovation or otherwise unavailable for occupancy from time to time. Average daily room rates at the Condado Plaza were $142.83, $138.68 and $143.73, respectively, during the fiscal years ended June 30, 1997, 1996 and 1995.

THE EL SAN JUAN

        The El San Juan is owned by PSJA, a partnership which is 50% owned by a wholly-owned subsidiary of the Company and 50% owned by the Other Owners. The El San Juan was originally constructed in 1958 and was acquired and substantially renovated by the Company in 1984. The El San Juan is located in the Isla Verde area of metropolitan San Juan on a 13-acre oceanfront site twenty-five minutes from the shopping and historic sights of Old San Juan. The hotel now consists of four structures of from one to nine stories and contains 388 guest rooms and suites and conference and meeting space of 36,000 square feet with a seating capacity of 3,000. With its marble floors, elaborate chandeliers and carved mahogany ceilings and walls, the El San Juan was also awarded in fiscal 1997 a "Four Diamond" rating by the American Automobile Association for the eleventh year in a row. The El San Juan was also awarded its sixth consecutive Gold Key Award by Meetings and Conventions Magazine which recognizes the world's best meeting resorts as well as the Award of Excellence from Corporate & Incentive Travel magazine for the seventh consecutive year.

        During the fiscal years ended June 30, 1997, 1996 and 1995, the El San Juan's capital expenditures for the purchase of property, plant and equipment were $4,059,000, $2,502,000 and $3,310,000, respectively.

        The El San Juan caters to individual vacation travelers, as well as to small groups and conferences and corporate-executive travelers. The El San Juan guest rooms and suites have luxury appointments and amenities and, in many of the guest rooms, private balconies, whirlpools and spas. The Roof Top Health Spa, two swimming pools, three tennis courts and beach area contribute to the attractiveness of this property.

        The El San Juan maintained an average occupancy during the fiscal year ended June 30, 1997 of 80.6% compared with 82.3% for the fiscal year ended June 30, 1996 and 82.4% for the fiscal year ended June 30, 1995. Average daily room rates at the El San Juan during the fiscal years ended June 30, 1997, 1996 and 1995 were $188.42, $185.30 and $184.41, respectively.

        The El San Juan also features an indoor shopping arcade designed to resemble a European village, which features 12 fashionable stores serving resort guests and community residents. All of the stores in the El San Juan and all of the restaurants except "La Veranda" and "Tequila Bar & Grill" are owned and operated by unaffiliated concessionaires which pay the El San Juan rentals based primarily on a percentage of their revenues. In addition, the watersports and valet parking are operated as concessions.

THE EL CONQUISTADOR

        On January 12, 1990, Williams Hospitality entered into an agreement with the El Con Partnership for the management of the El Conquistador. The El Conquistador is 23.3% owned by a wholly-owned subsidiary of the Company, 26.7% owned by certain of the Other Owners and 50% owned by Kumagai. The hotel was originally built as a 388 room hotel in 1962. The El Conquistador was substantially renovated and expanded during 1991 and 1992 with Kumagai acting as construction manager and Williams Hospitality rendering technical development services during the construction phase. The completed resort opened for business in November 1993.

        The El Conquistador, a world class destination resort complex, is located at the old El Conquistador site in Las Croabas. The resort has 751 guest rooms, an 18-hole championship golf course, a marina, seven tennis courts, 90,000 square feet of convention and meeting facilities, six lounges and nightclubs, 12 restaurants, a 10,000 square foot casino, 25 retail shops, a fitness center and five pool areas, all situated on a bluff overlooking the convergence of the Atlantic Ocean and the Caribbean Sea. The El Conquistador also features a secluded beach located on a private island three miles offshore. In addition, the El Conquistador has available 90 condominium units known as the Las Casitas Village. Las Casitas Village provides another 167 rooms to the inventory of luxury rooms available to the El Conquistador bringing the total available rooms at the resort to 918. The resort has received the prestigious Gold Key Award by Meetings and Conventions Magazine and the Paragon Award by Corporate Meetings and Incentives Magazine for excellence in meeting and conventions. The American Automobile Association awarded the resort a "Four Diamond" rating for each of its three full years of operation and recently awarded a "Five Diamond" rating to Las Casitas Village.

        During the fiscal years ended March 31, 1997, 1996 and 1995, the El Conquistador's capital expenditures for the purchase of property and equipment were $1,428,000, $864,000 and $3,002,000, respectively.

        The El Conquistador finished its third full fiscal year ended March 31, 1997 with an average occupancy of 72.0% and gross revenues of $94,423,000. This compares to an average occupancy of 70.9% and gross revenues of $90,351,000 for the fiscal year ended March 31, 1996 and an average occupancy of 73.3% and gross revenues of $85,948,000 for fiscal year ended March 31, 1995. The average daily room rate at the El Conquistador was $202.86 for the fiscal year ended March 31, 1997 compared to $198.99 during the fiscal year ended March 31, 1996 and $188.87 during the fiscal year ended March 31, 1995.

WILLIAMS HOSPITALITY

        Williams Hospitality is owned 62% by PPRA and 38% by certain of the Other Owners and currently provides hotel and casino management services to properties owned by the Company. It has managed the Condado Plaza since 1983, the El San Juan since 1985 and the El Conquistador since 1993. Williams Hospitality has management contracts with all such facilities expiring in the years 2003 (Condado Plaza), 2005 (El San Juan) and 2013 (El Conquistador). It earns basic management fees based on gross revenues and incentive management fees based on gross operating profits. In fiscal 1997, Williams Hospitality earned $7,391,000 in basic management fees and $5,327,000 in incentive management fees from the three properties. Williams Hospitality is reimbursed for certain administrative expenses incurred in connection with its management of such properties and receives fees with respect to certain centralized services being rendered for all hotel and casino properties. In addition to supervising the daily operations of each of the properties it manages, Williams Hospitality supervises marketing, sales and promotions and recommends long-term policies for the three hotels and casinos.

CASINO CREDIT POLICY

        All of the Company's casinos extend credit to qualified players who satisfy its credit review procedures. The procedures include external credit verification and internal management level approvals.

        Credit play at the Condado Plaza for the fiscal years ended June 30, 1997, 1996 and 1995, represented 35.1%, 36% and 32%, respectively, of total play at the casino. Casino credit receivables, net of allowance for doubtful accounts, at the Condado Plaza at each of the fiscal years ended June 30, 1997, 1996 and 1995 were $1,333,000, $464,000 and $1,330,000, respectively, representing 3.4%, 1.2% and 3.9% of annual credit play.

        Credit play at the El San Juan for the fiscal years ended June 30, 1997, 1996 and 1995 represented 52.7%, 55% and 60%, respectively, of total play at the casino. Casino credit receivables, net of allowance for doubtful accounts, at the El San Juan at each of the fiscal years ended June 30, 1997, 1996 and 1995 were $1,203,000, $473,000 and $2,265,000, respectively, representing 2.4%, 0.8%
and 2.9% of annual credit play.

        Credit play at the El Conquistador has not been significant since its opening in November 1993.

        The credit players represent a significant portion of total play at the El San Juan and Condado Plaza casinos and the Company believes that collection losses have not been unusual or material to the results of operations, except for the El San Juan casino, where the losses for fiscal 1995 were $3.7 million compared with $4.2 million in fiscal 1994 and $2.6 million in fiscal 1993. Gaming debts are enforceable in Puerto Rico and the majority of States in the United States. Those States that do not enforce gaming debts will nonetheless generally allow enforcement of a judgment obtained in a jurisdiction such as Puerto Rico. Due to the unenforceability generally of gaming debts in Latin America, where a significant number of the Company's players reside, procedures have been established to obtain promissory notes from most Latin American credit casino clients.

GOVERNMENT REGULATION AND LICENSING

        The Commonwealth of Puerto Rico legalized gambling by the adoption of Law No. 221 May 15, 1948 (the "Gaming Act"). The Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico is responsible for investigating and licensing casino owners and the Gaming Division (the "Gaming Division") of the Tourism Development Company of Puerto Rico (the "TDC") regulates and supervises casino operations. A government inspector must be on-site whenever a casino is open. Among its responsibilities, the Gaming Division licenses all casino employees and enforces regulations relating to method of play and operation of the casino.

        The casinos at the Condado Plaza, the El San Juan and the El Conquistador are subject to strict internal controls imposed by the Company over all facets of their operations, including the handling of cash and security measures. Until the adoption of amendments to the Gaming Act in 1997, as discussed below, all slot machines at these and all other casinos on the island were owned and maintained by the Commonwealth of Puerto Rico and 34% of the profits from the slot machines was received by the casino and the remaining 66% was allocated to Puerto

Rico government agencies and educational institutions. Each casino pays the Government a franchise fee depending on total play or drop in the casino, which ranges from $50,000 to $200,000. The Condado Plaza and the El San Juan each pay an annual franchise fee of $200,000 and the El Conquistador pays an annual franchise fee of $150,000 in quarterly installments. Each casino is required to renew its franchise quarterly; and, unless a change of ownership of the franchisee has occurred or the gaming authorities have reason to believe that reinvestigation of the franchisee is necessary, renewal is generally automatic.

        The hotels and casinos are also subject to various local laws and regulations affecting their business, including provisions relating to fire safety, sanitation, health and the sale of alcoholic beverages.

        In recent years, the Legislature of Puerto Rico liberalized its gaming laws. The amendments adopted to the Gaming Act in 1996 (the "1996 Law") approved a variety of new table games, increased table maximum bets, provided flexibility in the acquisition and regulation of new table games, authorized the acquisition by the TDC of approximately 1,600 new slot machines and increased the ratio of slot machines to table games permitted in a casino from 1:1 to 1.5:1. In fiscal 1997, the TDC added 44 new slot machines and replaced 270 of the older slot machines in the Company's casinos. As permitted by the 1996 Law, the Condado Plaza and El San Juan increased their table maximums in order to entice higher stakes gamblers and introduced Caribbean Stud Poker and Let It Ride.

        The amendments adopted to the Gaming Act in 1997 (the "1997 Law") authorize owners of hotels -- which possess a casino gaming franchise and are licensed to operate slot machines located within their casinos -- to acquire the slot machines currently in their casinos as well as new slot machines for use in their casinos. In order to acquire new slot machines, the casino owner is required: to purchase from the TDC at book value or assume the lease of the slot machines currently in its casino, to assume all other obligations of the TDC relating to those slot machines, to offer employment (under specified conditions) to the attendants and slot machine technicians employed by the TDC in their casino, and to provide evidence to the TDC that all suppliers of slot-machine-related services to their casino are duly licensed. The 1997 Law increases the ratio of slot machines to table games (up to 6 slot machines are now permitted for every position at gaming tables located in the casino if the casino owns or leases its slot machines) and authorizes the installation of $5 and $25 slot machines in the casino. Rules relating to hours of operation, service of liquor and the conduct of entertainment within the casino were also liberalized by the 1997 Law and are now similar to those of other major gaming jurisdictions in the United States. Under the 1997 Law, the TDC is now responsible for the licensing of slot machine producers, sellers, distributors, technicians and attendants, the types of slot machines that may be acquired and operated by a casino and the requirements pursuant to which producers, sellers and distributors may sell or lease slot machines to a casino.

        The distribution of the net annual income per casino slot machine (as determined pursuant to a specified formula)("NAI") was also changed by the 1997 Law. For the TDC fiscal years ended June 30, 1998, 1999 and 2000, the TDC is entitled to 66% and the casino owner is entitled to 34% of the casino's NAI up to the amount of slot machine revenue (as adjusted pursuant to the 1997 Law) received by the TDC from that casino for its 1997 fiscal year ("Base Period Income"). Thereafter, the TDC is entitled to 90% of the excess over Base Period Income ("Excess") and the casino owner is entitled to 10% of the Excess, provided, if the Excess is greater than $30.0 million, the casino owner is then entitled to 60% of the amount over $30.0 million and the TDC is entitled to 40% of the amount over $30.0 million. For the TDC fiscal year ending June 30, 2001 and thereafter, the TDC is entitled to 66% of the Base Period Income and 40% of the Excess and the casino owner is entitled to 34% of Base Period Income and 60% of the Excess.

        The Company's casinos expect to take full advantage of these changes which they believe will enable them to be much more competitive with other gaming jurisdictions in the Caribbean as well as the new casinos opening in Puerto Rico.

SEASONALITY

        Tourism in Puerto Rico is at its peak during the months of December through April. Most hotels, in spite of reducing their room rates during the off-season months, experience decreased occupancy and lower revenues. By attracting business travelers and residents of Puerto Rico on a year-round basis, the Condado Plaza has reduced, to some extent, the seasonality of its operations. The El San Juan and the El Conquistador expect that group business developed during the off- and shoulder-seasons will reduce the effect of seasonality.

        Seasonal fluctuations in the tourism industry do not have as much of an effect on the Condado Plaza as they have on other Caribbean hotels since approximately 40% of the Condado Plaza's accommodations are booked by business travelers. As a result, the Condado Plaza's monthly occupancy for the fiscal year ended June 30, 1997 ranged from 68.9% to 89% with an average occupancy of 82.4%. The in-season average occupancy figure for December 1996 to April 1997 was 83.7% compared to 88.6% and 87.6% for such period in the fiscal years 1996 and 1995, respectively. The Condado Plaza, like other Caribbean hotels, reduces its rates during the off-season months but, unlike many other Caribbean hotels, occupancy remains at relatively high levels.

        During the fiscal year ended June 30, 1997, the El San Juan's monthly occupancy ranged from 52.8% to 91.2%, with an average occupancy of 80.6%. The in-season average occupancy figure for December 1996 to April 1997 was 84.7% compared to 85.8% and 88.3% for such period in the fiscal years 1996 and 1995, respectively.

        The El Conquistador's monthly occupancy during its fiscal year ended March 31, 1997 ranged from 47.1% to 89.6%, with an average occupancy of 72.0%. The in-season average occupancy figure for December 1996 to April 1997 was 79.8% compared to 77.1% and 80.8% for such period in the fiscal years 1996 and 1995, respectively.

COMPETITION

        The hotel and casino business in the Caribbean region is highly competitive. The Company's facilities compete with each other and with numerous hotels and resorts on the island of Puerto Rico (including 16 other hotels and resorts with casinos) and on other Caribbean islands and in the southeastern United States and Mexico. The Company competes with such chains as Hyatt, Marriott, Hilton, Embassy Suites, Holiday Inn and Westin as well as numerous other hotel and resort chains and local hotel and motel operators. The Company also competes for hotel and casino customers to a lesser extent with the Nevada and New Jersey hotels and casinos as well as other casinos now operating in the United States. The principal methods of competition for casino players include maintaining promotional allowance packages that are comparable to other casinos and providing outstanding service to players in the hotel and casino. The promotional allowance package will vary depending upon the size of the play and may include reduced or complimentary hotel and restaurant charges and air fares. Some of these competing properties are owned or managed by hotel companies possessing substantially greater financial and marketing resources than those of the Company.

        At June 30, 1997, there were 25 hotels in the San Juan area designated as "tourist hotels" by the Tourism Company of Puerto Rico offering a total of approximately 5,205 rooms, of which only 10 hotels offered more than 200 rooms; approximately 3,210 additional rooms were offered in 21 tourist hotels elsewhere on the island of Puerto Rico. The island also has numerous commercial hotels and guest houses. Approximately 31 cruise ships operate out of Puerto Rico in the winter. Currently, 20 ships include San Juan as a port of call while 17 ships have made San Juan their home base.

        The Company believes that Puerto Rico offers many advantages over geographical areas in which competing properties are located. Unlike most other Caribbean islands, Puerto Rico is served by many direct air flights from the continental United States and has a highly developed economy and a well-educated population. Moreover, Puerto Rico is a Commonwealth of the United States, freeing mainland visitors from concerns about foreign currencies or customs and immigration laws. Unlike resort areas in the southeastern United States, Puerto Rico enjoys a mild subtropical climate throughout the year and offers legalized gambling.



EMPLOYEES

        The Condado Plaza employs approximately 840 persons, 570 of whom are represented by two labor unions (410 employees belong to the hotel union and 160 employees belong to the casino union). The Condado Plaza's contract with the Hotel and Restaurant Employees International Union expired August 31, 1997 and negotiations with respect to a new contract are currently being conducted. The Condado Plaza's contract with the Puerto Rico Association of Casino Employees expires May 31, 1999.

        The El San Juan employs approximately 822 persons of which 225 are casino employees. The Teamsters Union was certified by the National Labor Relations Board on May 12, 1995 to represent the 93 non-managerial casino employees and a contract was signed on May 31, 1996 and expires May 31, 1999.

        The El Conquistador employs approximately 1,490 persons of which 120 are casino employees. Williams Hospitality employs approximately 57 persons, including the executive office staff and the reservation staffs for all operations. None of the Company's employees at the El Conquistador or Williams Hospitality are represented by a labor union.

        The number of persons employed by the Company varies from season to season and is at its highest during the high season when occupancy is at its highest. The Company considers its current relationships with all employees, union and non-union, to be satisfactory.

ITEM 2. PROPERTIES

        The Company owns interests in and manages 1,875 suites and hotel rooms, 36,300 square feet of casino floor space containing 120 gaming tables and 940 slot machines and approximately 146,000 square feet of convention and meeting space. These properties also include a total of 22 restaurants, 41 shops, one showroom, three health and fitness centers, 13 tennis courts, 25 cocktail and entertainment lounges, an 18-hole championship golf course and a marina.

        The following table sets forth, with respect to the Company's principal properties, the location, principal use, approximate floor space and the annual rental and lease expiration date, where leased, or encumbrances at June 30, 1997.

        Management believes that all of the facilities listed in the following table are in good repair and are adequate for their respective purposes. The Company owns substantially all of the machinery, equipment, furnishings, goods and fixtures used in its businesses, all of which are well maintained and satisfactory for the purposes intended. The Company's personal property utilized in the Condado Plaza, the El San Juan and the El Conquistador operations is subject to security interests.


                                                                   OWNERSHIP
                                              APPROXIMATE          INTEREST/             EXP.
LOCATION                   PRINCIPAL USE      SQUARE FEET         ANNUAL RENT  DATE      ENCUMBRANCES

Las Croabas, PR            El Conquistador      854,000           23.3% Owned   --            (1)
                           Resort                                 by Company

San Juan, PR               Condado Plaza        136,081           100% Owned    --            (2)
                           Hotel/Casino                           by Company

San Juan, PR               Condado Plaza         60,500           $684,000(3)  03/31/04       (2)
                           Laguna Wing

San Juan, PR               Condado Plaza         28,611           100% Owned    --            (4)
                           Parking Lots                           by Company

San Juan, PR               Condado Plaza          8,343           100% Owned    --            (4)
                           Parking Lot                            by Company

Carolina, PR               El San Juan          162,500           50% Owned     --            (5)
                           Hotel/Casino                           by Company

Carolina, PR               El San Juan           10,663           62% Owned     --            (4)
                           Parking Lot                            by Company

Carolina, PR               El San Juan          210,000           $150,000      11/16/02       --
                           Parking Lot

Carolina, PR               Williams              10,000           62% Owned     --            (6)
                           Hospitality                            by Company
                           Admin. Offices

-------------------


(1) Subject to a first mortgage lien in the amount of $146,612,000 securing: (i) a $120,000,000 loan from the Puerto Rico Industrial, Medical Educational and Environmental Pollution Control Facilities Financing Authority; (ii) a $120,000,000 letter of credit issued by

         The Mitsubishi Bank, Limited, now known as The Bank of Tokyo-Mitsubishi, Ltd., which serves as collateral for the loan referred to in (i) above; and (iii) termination liability up to $20,000,000 under an Interest Rate Swap Agreement with respect to interest due on the loan referred to in (i) above; subject to a second mortgage lien securing a $25,000,000 loan from the Government Development Bank ("GDB"); subject to a third mortgage lien securing a $6,000,000 revolving credit facility from the GDB; and subject to a fourth mortgage lien in the amount of $6,000,000 securing interest due under an $8,000,000 loan from the GDB to the partners of the El Conquistador, the proceeds of which were loaned to the El Conquistador.

(2) Subject to mortgage liens to secure a loan in the original principal amount of $35,500,000 from Scotiabank de Puerto Rico under the terms of an Operating Credit and Term Loan Agreement dated August 30, 1988, as amended.

(3) Annual rent of $684,000 is fixed through September 30, 1998; thereafter, $752,000 to September 30, 2003 and $827,000 to March 31, 2004. The Company has an option to renew the lease for an additional four and one half years, expiring on September 30, 2008.

(4) Subject to a mortgage in favor of the GDB to secure a $4,000,000 loan to WKA, the proceeds of which were loaned to the El Conquistador.

(5) Subject to a first mortgage lien to secure a loan in the original principal amount of $34,000,000 from The Bank of Nova Scotia under the terms of a Credit Agreement dated as of January 20, 1993.

(6) Subject to a first mortgage lien to secure a loan in the original principal amount of $800,000 from Scotiabank de Puerto Rico.


    The El Conquistador is situated on approximately 220 acres in Las Croabas, Puerto Rico. The Company owns approximately 42 additional acres of land in the vicinity of the El Conquistador which have various uses including employee parking facilities for the El Conquistador. The Company, through, ESJ Hotel Corporation also owns approximately 150 acres of vacant land adjacent to the El Conquistador.

ITEM 3. LEGAL PROCEEDINGS

    In July 1993, Chung Lung, Inc. and its owner Wei-YangLi (collectively "Chung Lung"), which operated the Lotus Flower Restaurant at the Condado Plaza, instituted a declaratory judgment action against PPRA and Williams Hospitality before the Puerto Rico Superior Court, San Juan Part. The action sought a declaration as to the rights and obligations of the parties under the concession agreement pursuant to which the restaurant was operating. In a related case, Chung Lung claimed damages in the amount of $87,858.50, plus interest, costs and attorney's fees. Williams Hospitality and PPRA have filed a counterclaim in this case seeking damages of $1,000 per day from October 1, 1993. All parties base their claims for damages on alleged breaches of the concession agreement. Both cases were consolidated with PPRA's case for eviction of Chung Lung from the Condado Plaza premises. On May 15, 1995, the parties agreed to a temporary settlement, endorsed by the Court, in which they would maintain the prevailing working conditions until January 15, 1996, at which time Chung Lung would either continue the relationship with the Condado Plaza for a new term of 10 years, or proceed with the litigation. On January 10, 1996, Chung Lung informed the Court that it had decided to continue with the litigation and was ceasing operations at the

Condado Plaza. Both parties amended their respective pleadings in the case to increase their claims for damages. Chung Lung is now claiming $3,250,000, and PPRA is claiming in excess of $1,000,000. The Court divided the case into two parts. The first involves the issue of whether Chung Lung had the right to remain in the premises after the contract term had expired. If the Court decides that Chung Lung had such right, the case will enter a second phase for the determination of damages in favor of Chung Lung. Trial on the first phase was held in April 1997 and the parties are presently awaiting the Court's decision.

    On November 8, 1996, Gaucho Tourism Adventure S.E. ("Gaucho"), a restaurant concessionaire at the El Conquistador, instituted an action before the Fajardo Superior Court in Humacao, Puerto Rico against El Conquistador Partnership L.P. and Williams Hospitality ("El Con/Williams") alleging that El Con/Williams deceived Gaucho prior to entering into the concession agreement by making representations which were not later honored. Gaucho also alleges that El Con/Williams sought to eliminate Gaucho's competition in violation of Federal and local antitrust laws. Gaucho claims damages of $3,000,000, as well as injunctive relief. El Con/Williams have answered the complaint, filed an opposition to Gaucho's request for equitable relief, filed a counterclaim against Gaucho and requested its eviction. The Court has denied Gaucho's request for preliminary injunction.

         In May 1997, Homero San Antonio Mendoza, Magda Rosario and Eduardo Bidot Gonzalez filed an action in the United States District Court for the District of Puerto Rico against WMS Industries Inc., Williams Hospitality, PPRA, Stuart C. Levene, Louis Nicastro and Brian Gamache. The plaintiffs, former employees at the Condado Plaza, allege age discrimination, infringement of Puerto Rico's Minimum Wage Act and defamation and libel and seek actual damages of $6,000,000; their back pay and benefits in excess of $341,737; loss of income of not less than $3,696,645; emotional and mental suffering of $200,000 arising from the alleged libel and defamation of plaintiffs and seek reinstatement. Plaintiffs claim they are entitled to double the foregoing damages under Puerto Rico's Antidiscrimination Statute. None of the defendants have as yet been served with the Complaint, however, the Court has already dismissed the complaint as to the individuals named as defendants.

    Other than set forth above, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have a material adverse effect on the Company including those described above.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.


                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

    Reference is made to "Market for the Company's Common Stock and Related Security-Holder Matters" set forth in the 1997 Annual Report, which information is incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

    Reference is made to "Selected Financial Data" set forth in the 1997 Annual Report, which information is incorporated by reference herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the 1997 Annual Report, which information is incorporated by reference herein.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Reference is made to the Consolidated Financial Statements and Notes thereto and Report of Independent Auditors set forth in the 1997 Annual Report, which information is incorporated by reference herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        (a) Identification of Directors. The directors listed in the following table were elected to serve until the following Annual Meetings of Stockholders:
Class I Directors - year 2000 Annual Meeting; Class II Directors - year 1999 Annual Meeting; and Class III Directors - year 1998 Annual Meeting and until their respective successors are duly elected and qualify. All are at present directors of the Company. There is no family relationship between any of the directors or executive officers of the Company.

                           IDENTIFICATION OF DIRECTORS

                                                                         Shares of
                                                                         Common Stock  Percentage
                             Position With                Director       Deemed to be  Of
                             Company and                  of the         Beneficially  Outstanding
                             Principal Occupation         Company        Owned         Common
Director (Age)               As of 9/15/97                Since          9/15/97(1)    Stock  (2)
--------------               -------------                -----          ----------    ----------
CLASS I DIRECTORS

Louis J. Nicastro (69)       Chairman of the Board of     1983           1,651,158(3)    21.4%
                             Directors and
                             Chief Executive Officer

George R. Baker (67)         Vice Chairman of the Board   1997              92,550(4)     1.5%
                             of Directors
CLASS II DIRECTORS

Brian R. Gamache (40)        President, Chief Operating   1997             150,000(5)     2.4%
                             Officer and Director

David M. Satz, Jr. (71)      Director and                 1997              21,000(6)     *
                             Attorney, Saiber
                             Schlesinger Satz &
                             Goldstein

CLASS III DIRECTORS

Joseph A. Lamendella (60)    Director and                 1997              20,025(7)     *
                             Attorney Lamendella &
                             Daniel, P.C.

Barbara M. Norman (59)       Vice President, Secretary,   1997              28,775(8)     *
                             General Counsel and Director

---------------------------

* Less than 1% of the number of outstanding shares of Common Stock on September 15, 1997.


(1) Pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of such shares within 60 days.

(2) For purposes of calculating the percentage of outstanding Common Stock owned, shares issuable upon the exercise of options within 60 days have been deemed to be outstanding.

(3) Includes certain shares of Common Stock which Mr. Nicastro is deemed to beneficially own. See footnote (4) under "Item 12. Security Ownership of Certain Beneficial Owners and Management."

(4) Includes 87,000 shares of Common Stock which Mr. Baker has the right to acquire upon the exercise of stock options.

(5) Includes 150,000 shares of Common Stock which Mr. Gamache has the right to acquire upon the exercise of stock options.

(6) Includes 20,000 shares of Common Stock which Mr. Satz has the right to acquire upon the exercise of stock options.

(7) Includes 20,000 shares of Common Stock which Mr. Lamendella has the right to acquire upon the exercise of stock options.

(8) Includes 25,000 shares of Common Stock which Ms. Norman has the right to acquire upon the exercise of stock options.


        LOUIS J. NICASTRO, 69, is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Nicastro has been Chairman of the Board and Chief Executive Officer of the Company since 1983. Mr. Nicastro has also been a Director and has held various executive positions at the Company's subsidiaries since their respective formations. Mr. Nicastro served as Chairman of the Board of Directors of WMS since its incorporation in 1974 and currently holds such position. He served WMS as Co-Chief Executive Officer (1994-1996), Chief Executive Officer (1974-1994), President (1985-1988 and 1990-1991) and Chief Operating
Officer (1985-1986). Mr. Nicastro also serves as a director of Midway Games Inc., approximately 87% of which is owned by WMS.

        GEORGE R. BAKER, 67, is the Vice Chairman of the Board of the Company. Mr. Baker has served in that position since April 21, 1997. He also served as Secretary of the Company from April 21, 1997 to June 16, 1997. Mr. Baker has also been a Director of Williams Hospitality since 1983. He served as a private consultant to and director of WMS (1983-
1997), a general partner of Barrington Limited Partners (private investment partnership) (1985-1986), a special limited partner of Bear, Stearns & Co., Inc. (investment banking) (1983-1985) and an Executive Vice President of Continental Bank N.A. (1951-1982). Mr. Baker is also a director of The Midland Co., Reliance Group Holdings, Inc., Reliance Insurance Co. and W.W. Grainger, Inc.

        BRIAN R. GAMACHE, 40, is the President and Chief Operating Officer of the Company. Mr. Gamache has served in that position since April 21, 1997. Mr. Gamache has also been President and Chief Operating Officer of Williams Hospitality since March 1996 and President of the El Conquistador since May 1995. He has also served as Vice President -- Sales and Marketing of Williams Hospitality (September 1990-May 1995). Prior to joining the Company, Mr. Gamache held various positions for Hyatt Hotels Corp. (1983-1990), including Corporate Director of Sales and Marketing -- Resorts (1987-1990) and he held various positions at Marriott Hotels Corporation (1980-1983), including Director of Sales at the Marriott Camelback Resort and Country Club in Scottsdale, Arizona.

        DAVID M. SATZ, JR., 71, has been a member of the law firm of Saiber Schlesinger Satz & Goldstein, Newark, New Jersey, for in excess of five years. Mr. Satz is also a director of the Atlantic City Racing Association.

        JOSEPH A. LAMENDELLA, 60, has been a member of the law firm of Lamendella & Daniel, P.C., Chicago, Illinois, for in excess of five years.

        BARBARA M. NORMAN, 59, is the Vice President, Secretary and General Counsel of the Company and certain of its subsidiaries. Ms. Norman has served the Company and its subsidiaries in those positions during the periods 1986-1990 and 1992 to April 21, 1997. She served as Vice President, Secretary and General Counsel of WMS and its subsidiaries during the periods 1986-1990 and 1992 to June 16, 1997. During the period 1990-1992, Ms. Norman was associated with the law firm Whitman & Ransom, New York, New York.

        The Board of Directors has two standing committees: an Audit Committee and a Compensation Committee.

        The Audit Committee is comprised of directors who are not employees of the Company or any of its subsidiaries. The Audit Committee meets at least twice a year with the Company's independent auditors, management representatives and internal auditors. The Audit Committee recommends to the Company Board the appointment of independent auditors, approves the scope of audits and other services to be performed by the independent and internal auditors, considers whether the performance of any professional services by the independent auditors other than services provided in connection with the audit function could impair the independence of the independent auditors and reviews the results of internal and external audits and the accounting principles applied in financial reporting and financial and operational controls. The independent auditors and internal auditors will have unrestricted access to the Audit Committee and vice versa. The members of the Audit Committee are Messrs. Satz (Chairman) and Lamendella.

        The Compensation Committee is comprised of directors who are not employees of the Company or any of its subsidiaries. The Compensation Committee's functions include recommendations on policies and procedures relating to senior executive officers' compensation and various employee stock option and other benefit plans as well as approval of individual salary adjustments and stock awards in those areas. The members of the Compensation Committee are Messrs. Lamendella (Chairman) and Satz.


        (b) Identification of Executive Officers. The following table sets forth certain information concerning the persons who serve as executive officers of the Company. Each such person has been elected to the indicated office to serve until the 1998 annual meeting of the Board of Directors and serves at the pleasure of the Board. See also "Item 11. Executive Compensation--Employment Agreements" with respect to the term of each officer's employment with the Company.

             NAME             AGE           POSITION WITH THE COMPANY
             ----             ---           -------------------------
Louis J. Nicastro             69            Chairman of the Board and Chief Executive
                                            Officer

George R. Baker               67            Vice Chairman of the Board

Brian R. Gamache              40            President and Chief Operating Officer

Richard F. Johnson            51            Chief Financial Officer and Treasurer

Barbara M. Norman             59            Vice President, Secretary and General
                                            Counsel

        For a description of the business experience of Messrs. Nicastro, Baker and Gamache and Ms. Norman, see "Item 10 (a) -- Identification of Directors."

        RICHARD F. JOHNSON, 51, is Chief Financial Officer and Treasurer of the Company. Prior to joining the Company in March 1997, Mr. Johnson was Chief Financial Officer of Millamax, Inc. (October 1995-February 1997), Chief Financial Officer of Sun International Bahamas Limited (March 1994-September
1995), Vice President-Finance of Great Bay Hotel & Casino Corporation (June 1993-March 1994), Vice President-Finance of Loews Hotels, Inc. (February 1983-May 1992) and he held various positions for Caesars World, Inc. (February 1975-February 1983), including Vice President-Finance for Caesars Tahoe, Inc. (February 1980-February 1983). From May 1992 until June 1993 Mr. Johnson was a private hotel consultant. He also was associated with KPMG Peat Marwick for approximately seven years and is a certified public accountant.

ITEM 11. EXECUTIVE COMPENSATION.

        The Summary Compensation Table below sets forth the cash compensation paid during the past three fiscal years by WMS and/or its subsidiaries and amounts paid since April 21, 1997 by the Company and/or its subsidiaries since for service in all capacities to each of the Company's executive officers who served during such periods and whose compensation exceeded $100,000. Mr. George Baker, Vice Chairman of the Board, commenced his employment with the Company on April 21, 1997 and, therefore, is not included in the Summary Compensation Table. Mr. Richard F. Johnson, Chief Financial Officer and Treasurer of the Company, commenced his employment with the Company in March 1, 1997 and, therefore, is not included in the Summary Compensation Table. For a description of the compensation arrangements of certain of these individuals by the Company, see "Employment Agreements" below.


                           SUMMARY COMPENSATION TABLE

                                                                    Long Term
                                   Annual Compensation         Compensation Awards
                             -----------------------------     -------------------
Name and Principal                                                 Securities
Position with                                                      Underlying          All Other
with the Company             Year    Salary ($)    Bonus ($)       Options (#)  Compensation ($)
----------------             ----    ----------    -------         -----------  ----------------

Louis J. Nicastro,           1997    422,500(1)    219,200            150,000              ----
  Chairman of the Board &    1996    832,500          ---               ----           629,971(2)
  Chief Executive Officer    1995    682,500       300,000              ----           409,784(2)

Brian R. Gamache,            1997    350,000       100,000            150,000              ----
  President and Chief        1996    290,000        75,000              ----               ----
  Operating Officer          1995    280,000        50,000              ----               ----

Barbara M. Norman            1997    175,000        50,000             25,000              ----
 Vice President, Secretary   1996    157,500        27,200               ----              ----
 & General Counsel           1995    150,000        27,200               ----              ----

------------------------------

(1)     Includes Directors fees for services as a Director of Williams
        Hospitality.

(2)     Amounts shown include accrual for contractual retirement for Mr.
        Nicastro.

        The following table sets forth certain information with respect to options to purchase Common Stock granted under the Company's Stock Option Plan to persons who served as executive officers of the Company during fiscal year 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                 POTENTIAL REALIZABLE VALUE
                                                                                 AT ASSUMED ANNUAL RATES OF
                                                                                STOCK PRICE APPRECIATION FOR
                                        INDIVIDUAL GRANTS                              OPTION TERM (1)
                  ----------------------------------------------------------------     ---------------
                  NUMBER OF
                  SECURITIES        PERCENT OF TOTAL
                  UNDERLYING        OPTIONS GRANTED        EXERCISE
                  OPTIONS           TO EMPLOYEES IN        PRICE        EXPIRATION
NAME              GRANTED (#)       FISCAL YEAR (%)       ($/SHARE)        DATE      5% ($)     10% ($)
----              -----------       ---------------       ---------     ----------   -------    -------
George R. Baker      87,000                 9.7             8.375         4/21/07    458,228   1,161,241

Brian R. Gamache    150,000                16.8             8.375         4/21/07    479,049   2,002,139

Richard F. Johnson   84,000                 9.4             8.375         4/21/07    442,427   1,121,198

Louis J. Nicastro   150,000                16.8             8.375         4/21/07    709,049   2,002,139

Barbara M. Norman    25,000                 2.8             8.375         4/21/07    131,675     333,690

----------------------

(1) The assumed appreciation rates are set pursuant to the rules and regulations promulgated under the Exchange Act, and are not derived from the historical or projected prices of the Company's Common Stock or results of operations or financial conditions and they should not be viewed as a prediction of possible prices for the Common Stock in the future. Total potential stock price appreciation from April 21, 1997 to April 21, 2007 for all stockholders based on the price of $8.375 per share of Common Stock on April 21, 1997 and a total of 6,050,200 shares of Common Stock outstanding would be $31,885,383 and $80,803,820 at assumed rates of stock appreciation of 5% and 10%, respectively.

AGGREGATED STOCK OPTION EXERCISES AND YEAR-END VALUES

     The table below sets forth, on an aggregated basis, information regarding the exercise during the 1997 fiscal year of options to purchase shares of the Company's Common Stock by each of the persons listed on the Summary Compensation Table above and the value on June 30, 1997 of all unexercised options held by such individuals.



                      AGGREGATED STOCK OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                           NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                                                UNDERLYING             IN-THE-MONEY
                                                             OPTIONS AT FISCAL      OPTIONS AT FISCAL
                          SHARES                                YEAR-END (#)           YEAR-END ($)
                         ACQUIRED            VALUE            EXERCISABLE (E)        EXERCISABLE (E)
NAME                  ON EXERCISE (#)      REALIZED ($)      UNEXERCISABLE (U)      UNEXERCISABLE (U)
-------------------------------------------------------------------------------------------------------
Louis J. Nicastro           ---               ---              150,000(E)               375,000(E)

Brian R. Gamache            ---               ---              150,000(E)               375,000(E)

Barbara M. Norman           ---               ---              25,000(E)                 62,500(E)



COMPENSATION OF DIRECTORS

     The Company pays a fee of $25,000 per annum to each Director who is not an employee of the Company or any of its subsidiaries. Each such Director who serves as the Chairman of any committee of the Company Board will receive a further fee of $5,000 per annum for his services in such capacity. Individuals who serve as Directors of Williams Hospitality, other than Brian R. Gamache, are paid an annual fee of $22,500.

     The Company's Stock Option Plan (the "Plan") provides for the issuance of shares of Common Stock of the Company pursuant to stock options which may be granted to officers, directors, employees and certain consultants and advisers to the Company and its subsidiaries at not less than 85% of the fair market value of the shares of Company Common Stock on the date of grant or, in the case of incentive stock options, at not less than 100% of the fair market value of the shares of Company Common Stock on the date of grant. Upon adoption of the Plan, directors and the executive officers listed in the Summary Compensation Table above were granted options to purchase shares of the Company's Common Stock at an exercise price of $8.375 as set forth in the footnotes to "Item 10.
(a) Identification of Directors."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the last fiscal year, Mr. Joseph A. Lamendella served as Chairman of the Company's Compensation Committee and Mr. David M. Satz, Jr., served as the sole additional member, neither of whom are employees or officers of the Company or any of its subsidiaries or had any relationship requiring disclosure herein by the Company.

EMPLOYMENT AGREEMENTS

     LOUIS J. NICASTRO. Mr. Nicastro entered into an employment agreement with the Company dated as of April 21, 1997 pursuant to which he serves as Chairman of the Board and Chief Executive Officer of the Company for a term of five years with an annual base salary of not less than $400,000 per annum, plus bonus compensation in an amount equal to two percent of the pre-tax income of the Company. Mr. Nicastro is also entitled to participate in the Company's employee benefit plans for which he is eligible and which are made available to other executive officers of the Company. Mr. Nicastro has agreed not to engage in any competitive business with the Company during the term of the agreement and for one year thereafter. The employment agreement is terminable at the election of Mr. Nicastro upon the occurrence without his consent or acquiescence of any one or more of the following events: (i) the placement of Mr. Nicastro in a position of lesser stature or the assignment to Mr. Nicastro of duties, performance requirements or working conditions significantly different from or at a variance with those presently in effect; (ii) the treatment of Mr. Nicastro in a manner which is in derogation of his status as a senior executive; (iii) the cessation of service of Mr. Nicastro as a member of the Board; (iv) the discontinuance or reduction of amounts payable or personal benefits available to Mr. Nicastro pursuant to such agreement; or (v) the requirement that Mr. Nicastro work outside his agreed-upon metropolitan area. In any such event, and in the event the Company is deemed to have wrongfully terminated Mr. Nicastro's employment agreement under the terms thereof, the Company is obligated (a) to make a lump sum payment to Mr. Nicastro equal in amount to the sum of the aggregate base salary during the remaining term of his employment agreement and the bonus (assuming pre-tax income of the Company during the remainder of the term of the employment agreement is earned at the highest level achieved in either of the last two full fiscal years prior to such termination) and (b) to purchase at the election of Mr. Nicastro all stock options held by him with respect to Company Common Stock at a price equal to the spread between the option price and the fair market price of such stock as defined in the agreement. The employment agreement is also terminable at the election of Mr. Nicastro if individuals constituting the Company Board, or successors approved by such Company Board members, cease for any reason to constitute at least a majority of the Company Board. Upon such an event, the Company may be required to purchase the stock options held by Mr. Nicastro and make payments similar to those described above. Mr. Nicastro also receives additional compensation of $22,500 per annum for his services as a Director of Williams Hospitality.

     In connection with the Distribution, the Board of Directors of WMS requested Mr. Nicastro, and Mr. Nicastro agreed, to become the Chairman of the Board and Chief Executive Officer of the Company and to relinquish his position as Co-Chief Executive Officer of WMS. Effective July 1, 1996, Mr. Nicastro also agreed to the early termination and full settlement of his employment agreement with WMS. Pursuant to the terms of his agreement with WMS, in lieu of all future payments of base salary, bonus, retirement and death benefits, Mr. Nicastro received from WMS a lump sum payment of $9,125,000, with interest from July 1, 1996.

     GEORGE R. BAKER. Mr. Baker entered into a three-year employment agreement with the Company dated April 21, 1997 pursuant to which he serves as a Vice Chairman of the Board of Directors of the Company and as a Director of Williams Hospitality. The agreement provides for an annual base salary of not less than $100,000. The Company has agreed that Mr. Baker may engage in other activities which may command his full-time and attention and that it is anticipated that he will not be required to render services for more than 20 hours per month. Mr. Baker is also entitled to participate in the Company's employee benefit plans for which he is eligible and which are made available to other executive officers of the Company. The employment agreement is terminable at the election of Mr. Baker upon the occurrence without his consent or acquiescence of any one or more of the following events: (i) the placement of Mr. Baker in a position of lesser stature or the assignment to Mr. Baker of duties, performance requirements or working conditions significantly different from or at a variance with those presently in effect; (ii) the treatment of Mr. Baker in a manner which is in derogation of his status as a senior executive; (iii) the cessation of service of Mr. Baker as a member of the Company Board; or (iv) the discontinuance or reduction of amounts payable or personal benefits available to Mr. Baker pursuant to such agreement. In any such event, and in the event the Company is deemed to have wrongfully terminated Mr. Baker's employment agreement under the terms thereof, the Company is obligated (a) to make a lump sum payment to Mr. Baker equal in amount to the sum of the aggregate base salary during the remaining term of his employment agreement and (b) to purchase at the election of Mr. Baker all stock options held by him with respect to Company Common Stock at a price equal to the spread between the option price and the fair market price of such stock as defined in the agreement. The employment agreement is also terminable at the election of Mr. Baker if individuals constituting the Company Board, or successors approved by such Company Board members, cease for any reason to constitute at least a majority of the Company Board. Upon such an event, the Company may be required to purchase the stock options held by Mr. Baker and make payments similar to those described above. Mr. Baker will also continue to receive additional compensation of $22,500 per annum for his services as a Director of Williams Hospitality.

     BRIAN R. GAMACHE. Mr. Gamache is employed as President and Chief Operating Officer of Williams Hospitality pursuant to an employment agreement dated October 27, 1996. The two-year term of the agreement ends October 27, 1998 and is automatically extended from year to year thereafter. The agreement provides for a minimum annual base salary of $300,000 as well as a minimum bonus of $50,000 for the 1997 fiscal year. Additionally, Mr. Gamache is entitled to bonus compensation at the discretion of the Company Board, as well as participation, to the extent eligible, in any health and life insurance plans generally available to executive officers of the Company; provided that the Company is obligated, to the extent available at normal rates, to provide Mr. Gamache with $500,000 of term life insurance and additional whole life insurance in a face amount equal to the lesser of $500,000 or such amount of whole life insurance as may be obtained for annual premiums of $5,000. Mr. Gamache shall also be entitled to any cash surrender value with respect to the aforementioned whole life insurance policy. Williams Hospitality may terminate the agreement without cause upon at least 90 days' prior written notice. In such event, Mr. Gamache will receive an amount equal to two years' base salary, payable one-half on the termination date and the balance a year later. Mr. Gamache has the right to terminate his employment agreement by providing the Company at least 90 days' notice. Upon receipt of such notice, the Company has the right to terminate Mr. Gamache's employment at an earlier date by providing Mr. Gamache notice thereof. In such event, Mr. Gamache will receive one year's base salary, payable 25% upon termination and the balance to be paid in equal installments commencing on the first customary payment date of the Company occurring three months after the termination date. Mr.

Gamache has agreed not to engage in any competitive business with the Company in Puerto Rico and the Caribbean during the term of his agreement and for one year thereafter. Mr. Gamache also entered into an employment agreement dated April 21, 1997 with the Company pursuant to which he serves as President and Chief Operating Officer. The term of this agreement coincides with the term of Mr. Gamache's employment agreement with Williams Hospitality. Mr. Gamache is paid an annual salary of $50,000 for his service to the Company. The agreement provides that Mr. Gamache will devote such time to the business of the Company that is reasonable to perform his duties thereunder.

     RICHARD F. JOHNSON. Mr. Johnson is employed as Senior Vice President and Chief Financial Officer of Williams Hospitality pursuant to an employment agreement which commenced March 1, 1997 and terminates February 28, 1999, which term may be extended by mutual agreement on a year-to-year basis. The agreement provides for a minimum annual base salary of $185,000. Additionally, Mr. Johnson is entitled to participate in any bonus, incentive and salary deferment plans generally available to senior executives of Williams Hospitality. He is also entitled to participate, to the extent he is eligible, in any health, medical, disability and life insurance plans generally available to executives of Williams Hospitality. Upon 10 days' notice, Williams Hospitality may terminate Mr. Johnson for cause (as defined in the agreement). In the event the current owners of Williams Hospitality cease to own 50% of Williams Hospitality, Mr. Johnson may terminate his employment and Williams Hospitality will be obligated to pay his base salary and to provide health and life insurance benefits from the date of termination until the earlier of: (i) the expiration of the term of the agreement; (ii) one year after the date of the change of ownership; or (iii) the date Mr. Johnson begins other employment, provided that if Mr. Johnson's compensation level at such new employment is less than his base salary at Williams Hospitality, then Williams Hospitality will pay Mr. Johnson the difference thereof until the earlier to occur of (i) or (ii) above. If a change in ownership occurs, Williams Hospitality may terminate Mr. Johnson's employment and pay him severance equal to one year's base salary. Under certain other circumstances, Williams Hospitality will be obligated to pay Mr. Johnson severance equal to six months' base salary. Williams Hospitality also paid Mr. Johnson certain other amounts in connection with his relocation to Puerto Rico. On April 21, 1997, Mr. Johnson became Chief Financial Officer and Treasurer of the Company.

     BARBARA M. NORMAN. Ms. Norman entered into a one and one-half year employment agreement with the Company dated June 16, 1997 pursuant to which she serves as Vice President, Secretary, General Counsel and Director of the Company. The agreement provides for a minimum annual base salary of not less than $175,000. Ms. Norman is also entitled to participate in the Company's employee benefit plans for which she is eligible and which are made available to other senior executive officers of the Company. The employment agreement is terminable at the election of Ms. Norman upon the occurrence without her consent or acquiescence of any one or more of the following events: (i) the placement of Ms. Norman in a position of lesser stature or the assignment to Ms. Norman of duties, performance requirements or working conditions significantly different from or at a variance with those presently in effect; (ii) the treatment of Ms. Norman in a manner which is in derogation of her status as a senior executive;
(iii) the cessation of service of Ms. Norman as a member of the Company Board; or (iv) the discontinuance or reduction of amounts payable or personal benefits available to Ms. Norman pursuant to such agreement. In any such event, and in the event the Company is deemed to have wrongfully terminated

Ms. Norman's employment agreement under the terms thereof, the Company is obligated (a) to make a lump sum payment to Ms. Norman equal in amount to the sum of the aggregate base salary during the remaining term of her employment agreement,(b) to purchase at the election of Ms. Norman all stock options held by her with respect to Company Common Stock at a price equal to the spread between the option price and the fair market price of such stock as defined in the agreement, (c) to reimburse Ms. Norman for all reasonable costs and expenses of relocation to the New York area (limited to $10,000) and (d) either (i) pay Ms. Norman for any financial loss, as defined in the agreement, she may suffer as a result of the sale of her Puerto Rico condominium or (ii) if Ms. Norman is unable to sell the condominium for a period of three months after such termination, purchase the condominium from Ms. Norman at the price defined in the agreement. The employment agreement is also terminable at the election of Ms. Norman if individuals constituting the Company Board, or successors approved by such Company Board members, cease for any reason to constitute at least a majority of the Company Board. Upon such an event, the Company may be required to purchase the stock options held by Ms. Norman and make payments similar to those described above.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

     The following table sets forth certain information as of September 15, 1997 (except as otherwise footnoted) with respect to persons known to be the beneficial owner of more than five percent of the outstanding Company Common Stock and directors and executive officers of the Company as a group. Security ownership of management is set forth under the heading "Identification of Directors" in Item 10 (a) above as supplemented by footnote 8 to this table.

                                     AMOUNT AND NATURE OF         PERCENTAGE OF
      NAME AND ADDRESS OF            BENEFICIAL OWNERSHIP          OUTSTANDING
       BENEFICIAL OWNER              OF COMMON STOCK (1)        COMMON STOCK (2)
      -------------------            ---------------------      ----------------
Sumner M. Redstone and                 1,729,425(3)                    28.6%
    National Amusements, Inc.
    200 Elm Street
    Dedham, MA 02026

Louis J. Nicastro                      1,651,158(4)                    21.4%
    Cleft Road
    Mill Neck, New York 11765

Libra Fund, L.P.,Libra Advisors,         479,550(5)                     7.9%
 Ranjan Tandon and Chandrika Tandon
    277 Park Avenue
    New York, NY 10017

FMR Corp.                                413,925(6)                     6.8%
    82 Devonshire Street
    Boston, MA 02109

Waveland Partners, L.P.,                 350,100(7)                     5.8%
 Waveland Capital Management, L.P.
 Clincher Capital Corporation
   333 West Wacker Drive # 1600
   Chicago, IL 60606

Directors & Executive                  1,963,508(8)                    24.4%
 Officers as a Group (7 persons)

----------------------

(1) Pursuant to Rule 13d-3(d)(1)of the Exchange Act, shares underlying options are deemed to be beneficially owned if the holder of the options has the right to acquire beneficial ownership of such shares within 60 days.

(2) For purposes of calculating the percentage of outstanding Common Stock owned, shares issuable upon the exercise of options within 60 days have been deemed to be outstanding.

(3)     The number of shares reported is based upon information contained in
        Schedule 13D dated April 30, 1997 filed by Mr. Summer M. Redstone with the Securities and Exchange Commission (the "Commission"). Pursuant to such Schedule, Mr. Redstone and National Amusements, Inc., a Maryland corporation, reported beneficial ownership of and sole investment power with respect to 858,450 and 870,975 shares, respectively, of the Company's Common Stock and that Mr. Redstone is the beneficial owner of 75% of the issued and outstanding shares of the common stock of National Amusements, Inc.

(4) On July 31, 1997, Mr. Nicastro acquired 300,000 shares of the Company's Series B Preferred Stock, par value $.01 per share (the "Preferred Stock") which shares entitle him to five votes per share of Preferred Stock and, thus, represent voting power of the equivalent of 1,500,000 shares of Common Stock. The 300,000 shares of Preferred owned by Mr. Nicastro represent 100% of the shares of such class. In addition, Mr. Nicastro holds a currently exercisable stock option to purchase 150,000 shares of Common Stock and owns directly 1,158 shares of Common Stock. Mr. Nicastro has sole voting power with respect to such 1,651,158 shares and sole dispositive power with respect to 484,491 shares of Common Stock consisting of the 1,158 shares of Common Stock owned directly by him, the 150,000 shares of Common Stock issuable pursuant to currently exercisable stock options and 333,333 shares of Common Stock issuable upon conversion of the Preferred Stock.

(5) The number of shares reported is based upon information contained in Amendment No. 1 to the Schedule 13D dated July 3, 1997 filed by Libra Fund, L.P., Libra Advisors, Inc., Mr. Ranjan Tandon and Ms. Chandrika Tandon with the Commission. Pursuant to such Amendment, the Libra Fund, L.P. reported beneficial ownership of 256,450 shares of Common Stock, and reported that Libra Advisors, Inc., as general partner to Libra Fund, L.P., has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the 256,450 shares of Common Stock owned by Libra Fund, L.P. The Amendment reported that Mr. Tandon is the sole shareholder and president of Libra Advisors, Inc. Also pursuant to such Amendment, Ms. Tandon reported beneficial ownership of 223,100 shares of Common Stock, and that she has the sole power to vote and to direct the voting of and the sole power to dispose and direct the disposition of the 223,100 shares of Common Stock owned by her.

(6) The number of shares reported is based upon information contained in a letter dated June 27, 1997 from FMR Corp. to counsel for the Company with respect to the Company's Common Stock. Pursuant to such letter, FMR Corp. reported that Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, as amended, is the beneficial owner of 409,900 shares of Company Common Stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940, as amended. Additionally, pursuant to such letter, FMR Corp. reported that Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 4,025 shares of Company Common Stock as a result of its serving as investment manager of the institutional account(s). FMR Corp. reported it has sole power to dispose of or direct the disposition of all such shares and sole power to vote 4,025 of shares.

(7)     The number of shares reported is based upon information contained in a
        Schedule 13D dated September 12, 1997 filed by Waveland Partners, L.P., an Illinois limited partnership ("Waveland"), Waveland Capital Management, L.P., an Illinois limited partnership ("Waveland Capital") and Clincher Capital Corporation, an Illinois corporation ("Clincher"). Pursuant to such Schedule, Waveland, Waveland Capital and Clincher, reported shared voting and dispositive power with respect to the 350,100 shares of Common Stock owned.

(8) Includes 453,000 shares of Common Stock which directors and executive officers have the right to acquire upon the exercise of stock options and voting power equivalent to 1,500,000 shares of Common Stock with respect to the 300,000 shares of Preferred Stock held by Mr. Louis J. Nicastro -- see footnote 4 above. Mr. R. F. Johnson owns no shares of Common Stock and holds no exercisable stock options.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH LOUIS J. NICASTRO

    The Company entered into a Put Option and Call Option Agreement dated April 21, 1997 (the "Put and Call Agreement") with Mr. Louis J. Nicastro which provided that at any time prior to December 31, 1999, the Company would have the right to require (the "Put Option") Mr. Nicastro to purchase 300,000 shares of Series B Preferred Stock for an aggregate purchase price of $3,000,000. Mr. Nicastro also had the right to purchase (the "Call Option") 300,000 shares of Series B Preferred Stock for an aggregate purchase price of $3,300,000 which right also would have to be exercised prior to December 31, 1999 but only in the event that any non-exempt person or entity or group of persons or entities acting in concert, thereafter acquired or announced the intention to acquire beneficial ownership of 10% or more of the Company Common Stock. The Put and Call Agreement also provided that so long as the Put Option and Call Option remained outstanding, the Company would not increase the number of or change, alter or otherwise impair the relative rights preferences or other provisions of the Series B Preferred Stock nor would the Company except with the consent of two-thirds of the Company Board authorize the issuance of or become bound to issue any shares of capital stock having voting rights other than the 12,000,000 authorized shares of Company Common Stock and such limited voting rights as may be required by law. The Series B Preferred Stock entitles the holder to five votes for each share of Series B Preferred Stock on all matters to be voted upon by the holders of Company Common Stock including the election of the Company Board, prohibits the issuance of any capital stock having voting rights other than the 12,000,000 authorized shares of Company Common Stock (or such greater number of shares of Company Common Stock or other voting stock as may have been actually issued or which the Company may be bound to issue as of the date of first issuance of shares of Series B Preferred Stock) and such limited voting rights as may be required by law without the affirmative vote of holders of 70% of the outstanding Series B Preferred Stock voting separately as a single class, provides for cumulative quarterly dividends at the rate of prime plus one half percent on the liquidation value of $3,000,000, is redeemable at the option of the holder at any time commencing three years following the date of issuance or earlier at any time that there shall exist two unpaid quarterly dividends and is convertible into shares of Company Common Stock at a conversion price equal to the lower of the closing price of Company Common Stock on the first day of trading of such Company Common Stock (on a when-issued basis or otherwise) on the New York Stock Exchange (which was $9.00) or the closing price on the New York Stock Exchange (or other recognized trading market for the Common Stock) on the business day immediately prior to the date of issuance of the Series B Preferred Stock (which was $12.50). Mr. Nicastro also has registration rights with respect to any shares of Company Common Stock issued upon conversion of the Series B Preferred Stock. The Put Option and Call Option were not transferable and were to terminate on the earlier to occur of December 31, 1999 or the death of Mr. Nicastro. The Put and Call Agreement was designed to enable the Company to raise additional capital and to provide Mr. Nicastro a sufficient equity interest in the Company to induce Mr. Nicastro to continue as Chairman and Chief Executive Officer of Williams Hospitality so as to prevent the premature imposition of super majority voting requirements at Williams Hospitality. The Company exercised the Put Option on July 23, 1997 and Mr. Nicastro paid the exercise price and was issued 300,000 shares of the Series B Preferred Stock on July 31, 1997.


RELATIONSHIP WITH WMS

    For the purpose of governing certain of the ongoing relationships between the Company and WMS after the Distribution and to provide mechanisms for an orderly transition, the Company and WMS entered into a Plan of Reorganization and Distribution Agreement (the "Distribution Agreement") and a tax sharing agreement, as amended (the "Tax Sharing Agreement").

    Distribution Agreement: The Distribution Agreement provides for, among other things: (i) the Distribution; (ii) cross-indemnification between the Company and WMS with respect to the respective businesses of the Company and WMS; and (iii) certain other arrangements for the furnishing of certain financial, legal and corporate secretary functions for a transitional period following the Distribution.

    Subject to certain exceptions, the Distribution Agreement provides for cross-indemnities designed to allocate, effective as of April 21, 1997, financial responsibility for the liabilities arising out of or in connection with the business of the Company and financial responsibility for the liabilities arising out of or in connection with WMS and its subsidiaries remaining businesses.

    The Distribution Agreement provides for the Company to indemnify WMS in respect of certain limited guarantees provided by WMS in respect of the El Conquistador, and for WMS to provide, following April 21, 1997, certain financial, legal and corporate services to the Company on a transitional basis. With respect to any services provided by WMS to the Company, the Company will reimburse WMS for the estimated cost of such services based upon an hourly rate for employees furnishing the services calculated using the individual's base salary. The Company anticipates that costs associated with the aforementioned services will not exceed $200,000.

         WMS has a registered trademark of the name "Williams" for video game machines, coin-operated video games, video game cartridges and disks, computer video game software and coin-operated pinball machines. The Distribution Agreement provides that following the Distribution, the Company will continue to be able to use the "Williams" name in the ownership and management of hotels and casinos but will not use the "Williams" name as a corporate name, except in the corporate name Williams Hospitality, and will not use the "Williams" name outside its business of owning and managing hotels and casinos. WMS has agreed not to use the "Williams" name in the future in connection with the ownership and management of hotels and casinos.

    The Distribution Agreement provides that, except as otherwise set forth therein or in any related agreement, all costs and expenses in connection with the Distribution will be borne by WMS.

    Tax Sharing Agreement. The Tax Sharing Agreement defines the parties' rights and obligations with respect to deficiencies and refunds of Federal, state, Puerto Rico and other income or franchise taxes relating to the Company's business for tax years prior to the Distribution and with respect to certain tax attributes of the Company after the Distribution. In general, with respect to periods ending on or before the last day of 1997, the year in which the Distribution occurred, WMS is responsible for (i) filing both consolidated Federal tax returns for the WMS affiliated group and combined or consolidated state tax returns for any group that includes a member of the WMS affiliated group, including in each case the Company (including its subsidiaries) for the relevant periods of time that such companies were members of the applicable group; and (ii) paying the taxes relating to such returns (including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities. The Company will reimburse WMS for a defined portion of such taxes relating to its business and is responsible for filing returns and paying taxes related to its business for subsequent periods. The Company and WMS have agreed to cooperate with each other and to share information in preparing such tax returns and in dealing with other tax matters.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)    (1)    Financial Statements of Registrant. All financial
                      statements of the Registrant required to be disclosed in this Item 14(a)(1) appear in the Financial Statements in the 1997 Annual Report. Such Financial Statements are incorporated by reference herein.

               (2) Financial Statement Schedule of Registrant. See "Index to Financial Information" on page F-1.

               (3)    Exhibits

        +2.1 Plan of Reorganization and Distribution Agreement dated as of March 20,1997 among WMS Industries Inc. ("WMS"), Williams Hotel Corporation and WHG Resorts & Casinos Inc. (the "Company")

        +3.1    Amended and Restated Certificate of Incorporation of the Company

        +3.2    Amended and Restated Bylaws of the Company

        +4.1    Specimen of Common Stock Certificate of the Company

        +4.2 Rights Agreement dated as of April 21, 1997 between the Company and The Bank of New York

        +4.3 Form of Certificate of Designation of Series A Preferred Stock (included as Exhibit A to Exhibit 4.2 hereof)

        +4.4    Specimen Form of Rights Certificate (included as Exhibit B to
                Exhibit 4.2 hereof)

        +4.5 Summary of Rights Plan (included as Exhibit C to Exhibit 4.2 hereof)

        +4.6    Certificate of Designation of Series B Preferred Stock

        +4.7 Put and Call Agreement dated as of April 21, 1997 between the Company and Louis J. Nicastro

        #10.1 Tax Sharing Agreement dated as of March 20, 1997 among WMS, the Company, ESJ Hotel Corporation, WMS El Con Corp., WMS Property Inc. and Williams Hotel Corporation, as amended as of April 15, 1997

        +10.2 Employment Agreement dated as of April 21, 1997 between the Company and Louis J. Nicastro

        +10.3 Employment Agreement dated October 27, 1996 between Williams Hospitality Group Inc.("WHGI") and Brian R. Gamache

        *10.4 Employment Agreement dated April 21, 1997 between the Company and Brian R. Gamache

        +10.5 Employment Agreement dated as of April 21, 1997 between the Company and George R. Baker

        +10.6 Employment Agreement dated February 11, 1997 between WHGI and Richard F. Johnson

        +10.7   1997 Stock Option Plan

        +10.8 Form of Indemnity Agreement authorized to be entered into between the Company and each officer and director of the Company

        +10.9 Operating and Management Agreement dated as of September 23,1983 between Posadas de Puerto Rico Associates, Incorporated ("PPRA") and Posadas de America Central, Inc. (now known as WHGI)

        +10.10 Operating Credit and Term Loan Agreement ("Operating Credit Agreement") dated August 30, 1988 between PPRA and Scotiabank de Puerto Rico, as amended June 12, 1989, September 28, 1990 and April 26, 1991

        +10.11 Subordination Agreement dated August 30, 1988 between Williams Hospitality Management Corporation (now known as WHGI), PPRA and Scotiabank de Puerto Rico

        +10.12 Posadas de San Juan Associates Joint Venture Agreement dated July 27, 1984 among ESJ Hotel Corporation, Great American Industries, Inc., IHS Associates, Ltd. and MILTK Inc., as amended as of October 15, 1984, September 30, 1986, December 30, 1989 and August 13, 1992

        +10.13 Deed of Lease dated September 23, 1983 between Posadas de Flamboyan Associates, L.P. and PPRA as amended September 23, 1983

        +10.14 Deed of Subordination of Lease dated May 5, 1995 among Posadas de Flamboyan Associates, L.P., PPRA and Scotiabank de Puerto Rico

        +10.15 Option Agreement dated May 4, 1995 between PPRA and Posadas de Flamboyan Associates, L.P. and Letter Agreement dated May 5, 1995 between PPRA and Scotiabank de Puerto Rico related thereto

        +10.16 Guaranty of Payment and Performance in favor of PPRA made by Burton I. Koffman and Richard E. Koffman dated May 5, 1995

        +10.17 Operating and Management Agreement dated as of July 31, 1984 between Posadas de San Juan Associates ("PSJA") and

                Williams Hospitality Management Corporation (now known as WHGI), as amended October 25, 1984 and October 1, 1986

        +10.18 Credit Agreement dated as of January 20, 1993 between PSJA and The Bank of Nova Scotia

        +10.19 Subordination Agreement dated January 20, 1993 between Williams Hospitality Management Corporation (now known as WHGI), PSJA and The Bank of Nova Scotia

        +10.20 WKA El Con Associates Joint Venture Agreement dated January 9, 1990 among WMS El Con Corp. (now known as WHG El Con Corp.), International Textile Products of Puerto Rico, Inc., KMA Associates of Puerto Rico, Inc. and Hospitality Investor Group, S.E. as amended as of January 31, 1990, January 18, 1991 and April 20, 1992

        +10.21 El Conquistador Partnership L.P. Venture Agreement dated January 12, 1990 between Kumagai Caribbean, Inc. ("Kumagai") and WKA El Con Associates ("WKA"), as amended May 4, 1992

        +10.22 El Conquistador Partnership L.P. Development Services and Management Agreement dated January 12, 1990 between El Conquistador Partnership L.P. (the "Partnership") and Williams Hospitality Management Corporation (now known as WHGI), as amended as of September 30, 1990 and January 31, 1991

        +10.23 Loan Agreement dated February 7, 1991 between Puerto Rico Industrial, Medical, Educational and Environmental Pollution Control Facilities Financing Authority ("AFICA") and the Partnership

        +10.24 Trust Agreement dated February 7, 1991 between AFICA and Banco Popular de Puerto Rico, as Trustee

        +10.25 Letter of Credit and Reimbursement Agreement dated as of February 7, 1991 between the Partnership and The Mitsubishi Bank, Limited, acting through its New York Branch (now known as The Bank of Tokyo-Mitsubishi, Ltd.) (the "Bank") and the Irrevocable Transferable Standby Letter of Credit dated February 7, 1991 issued pursuant thereto

        +10.26 First Amendment to the Letter of Credit and Reimbursement Agreement dated as of May 5, 1992 between the Partnership, WKA, Kumagai and the Bank

        +10.27 Loan Agreement dated February 7, 1991 between The Government Development Bank for Puerto Rico ("GDB") and the Partnership

        +10.28 First Amendment to GDB Loan Agreement dated May 5, 1992 between GDB and the Partnership

        +10.29 Second Amendment to GDB Loan Agreement dated as of October 4, 1996 between GDB and the Partnership

        +10.30 Management Agreement Subordination and Attornment Agreement dated as of February 7, 1991 between Williams Hospitality Management Corporation (now known as WHGI) and the Bank

        +10.31 Interest Rate and Currency Exchange Agreement dated as of February 7, 1991 between the Bank and the Partnership

        +10.32 Guaranty dated as of February 7, 1991 made by Kumagai and Williams Hospitality Management Corporation (now known as WHGI) in favor of the Bank

        +10.33 Collateral Pledge Agreement dated as of February 7, 1991 among the Partnership, AFICA and the Bank

        +10.34 Mortgage dated February 7, 1991 by the Partnership in favor of AFICA

        +10.35 Deed of Mortgage dated February 7, 1991 by the Partnership in favor of GDB

        +10.36 Deed of Lease dated December 15, 1990 by Alberto Bachman Umpierre and Lilliam Bachman Umpierre to the Partnership

        +10.37 Leasehold Mortgage dated February 7, 1991 by the Partnership in favor of AFICA

        +10.38 Deed of Leasehold Mortgage dated February 7, 1991 by the Partnership in favor of GDB

        +10.39 Credit Facility Agreement dated as of May 5, 1992 between GDB, Kumagai and WKA

        +10.40 Deed of Mortgage dated May 5, 1992 by the Partnership in favor of GDB

        +10.41 Partnership Loan Agreement dated as of May 5, 1992 among Kumagai, WKA and the Partnership

        +10.42 Williams Hospitality Management Corporation (now known as WHGI) Amended and Restated Stockholders Agreement dated as of April 30, 1992 among the Company, Burton I. Koffman, as nominee, Hugh
                A. Andrews and Williams Hospitality Management Corporation (now known as WHGI)

        +10.43 Posadas de Puerto Rico Associates, Incorporated Stockholders' Agreement dated September 23, 1983 among Williams Hotel Corporation, Burton I. Koffman, as nominee, Hugh A. Andrews and PPRA, as amended April 20, 1992

        +10.44 Put Option Agreement dated as of April 30, 1993, as extended, among American National Bank and Trust Company of Chicago, WMS, Burton I. Koffman and Empire Hotel Corp.

        +10.45 Loan Agreement dated as of October 21, 1993 between the Partnership and General Electric Capital Corporation of Puerto Rico ("GECCPR"), as amended June 30, 1994

        +10.46 Corporate Guaranty dated October 21, 1993 by WHGI in favor of GECCPR and related Guarantor's Consent dated as of June 30, 1994 by WHGI

        +10.47 Registration Rights Agreement dated as of April 21, 1997 between the Company and Louis J. Nicastro

        +10.48  Guaranty dated as of May 5, 1992 by WMS, Hugh A. Andrews, Burton
                I. Koffman and Richard E. Koffman in favor of the Bank

        *10.49 Guaranty dated as of April 21, 1997 by the Company in favor of the Bank

        *10.50 Employment Agreement dated as of June 16, 1997 between the Company and Barbara M. Norman

        *10.51 Amendment dated May 23, 1997 to Operating Credit Agreement referred to in Exhibit 10.10 above.

        *13     1997 Annual Report to Stockholders

        *21     Subsidiaries of the Registrant

        *23     Consent of Ernst & Young LLP

        *27     Financial Data Schedule (filed with EDGAR version only)

--------------------

*       Filed Herewith

+ Incorporated by reference herein to the same exhibit number included in the Registrant's Registration Statement on Form 10, Registration No. 1-12783, filed with the Securities and Exchange Commission on February 28, 1997, and all the amendments thereto.

# Incorporated by reference herein to an exhibit included in the WMS Industries Inc. Registration Statement on Form 8-K, Registration No. 1-8300, filed with the Securities and Exchange Commission on May 5, 1997.

        (b)   Reports on Form 8-K.

         NONE

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of September, 1997.


                             WHG RESORTS & CASINOS INC.



                             By:/s/Louis J. Nicastro
                                --------------------
                             (Louis J. Nicastro)
                             Chairman and Chief Executive Officer





        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          SIGNATURE                            TITLE                       DATE
/s/ Louis J. Nicastro              Chairman of the Board,           September 26,1997
---------------------              Chief Executive Officer
(Louis J. Nicastro)                and Director
                                   (Principal Executive Officer)



/s/ Brian R. Gamache               President, Chief Operating       September 26,1997
--------------------               Officer and Director
(Brian R. Gamache)

/s/ Richard F. Johnson             Treasurer & Chief                September 26,1997
----------------------             Financial Officer
(Richard F. Johnson)               (Principal Financial &
                                   Principal Accounting Officer)


/s/ George R. Baker                Vice Chairman and Director       September 26, 1997
-------------------
(George R. Baker)

/s/ Barbara M. Norman              Vice President, Secretary,       September 26, 1997
---------------------              General Counsel and Director
(Barbara M. Norman)

/s/ Joseph A.Lamendella            Director                         September 26, 1997
-----------------------
(Joseph A. Lamendella)

/s/ David M. Satz,Jr.              Director                         September 26, 1997
---------------------
(David M. Satz, Jr.)

                           WHG RESORTS & CASINOS INC.
                         INDEX TO FINANCIAL INFORMATION




                                                                                       PAGE NO.
                                                                                       --------
WHG RESORTS & CASINOS INC.

Report of independent auditors                                                           F-2

Consolidated balance sheets at June 30, 1997 and June 30, 1996                             *

Consolidated statements of income for the years ended June 30, 1997,                       *
  1996 and 1995

Consolidated statements of changes in stockholders' equity for the years
  ended June 30, 1997, 1996 and 1995                                                       *

Consolidated statements of cash flows for the years ended June 30, 1997,
  1996 and 1995                                                                            *

Notes to consolidated financial statements                                                 *

Financial statements schedule II -- Valuation and qualifying accounts
  for the years ended June 30, 1997, 1996 and 1995                                       F-3

POSADAS DE SAN JUAN ASSOCIATES, a significant nonconsolidated affiliate of registrant
  Financial statements Schedule II -- Valuation and qualifying accounts for the
    years ended June 30, 1997, 1996 and 1995                                             F-3
  Report of Independent Auditors                                                         F-4
  Balance Sheets at June 30, 1997 and 1996                                               F-5
  Statements of Operations and Deficit for Years Ended June 30, 1997, 1996 and 1995      F-7
  Statements of Cash Flows for Years Ended June 30, 1997, 1996 and 1995                  F-8
  Notes to Financial Statements                                                          F-9

WKA EL CON ASSOCIATES, a significant nonconsolidated affiliate of registrant
  Report of Independent Auditors                                                        F-15
  Balance Sheets at June 30, 1997 and 1996                                              F-16
  Statements of Operations and Deficit for Years Ended June 30, 1997, 1996 and 1995     F-17
  Statements of Cash Flows for Years Ended June 30, 1997, 1996 and 1995                 F-18
  Notes to Financial Statements                                                         F-19

EL CONQUISTADOR PARTNERSHIP L.P., a significant nonconsolidated affiliate of registrant
  Report of Independent Auditors                                                        F-23
  Balance Sheets at March 31, 1997 and 1996                                             F-24
  Statements of Operations and (Deficiency in) Partners' Capital for Years Ended
    March 31, 1997, 1996 and 1995                                                       F-26
  Statements of Cash Flows for Years Ended March 31, 1997, 1996 and 1995                F-27
  Notes to Financial Statements                                                         F-28

--------------------------------

*Incorporated by reference to the 1997 Annual Report filed as Exhibit 13 to this Form 10-K.

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
WHG RESORTS & CASINOS INC.

               We have audited the consolidated financial statements of WHG Resorts & Casinos Inc. and subsidiaries listed in Item 14(a)(1) of the Annual Report on Form 10-K of WHG Resorts & Casinos Inc. for the year ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WHG Resorts & Casinos Inc. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                             /s/  Ernst & Young LLP


San Juan, Puerto Rico
August 7, 1997, except
for Note 18 as to
which the date is
September 17, 1997

                                                                    SCHEDULE II

                           WHG RESORTS & CASINOS INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED JUNE 30, 1997, 1996, AND 1995


COLUMN A                              COLUMN B             COLUMN C             COLUMN D        COLUMN E
                                     BALANCE AT    CHARGED TO   CHARGED TO     DEDUCTIONS-     BALANCE AT
                                    BEGINNING OF    COSTS AND      OTHER         AMOUNTS         END OF
          DESCRIPTION                  PERIOD       EXPENSES     ACCOUNTS      WRITTEN OFF       PERIOD
          -----------                  ------       --------     --------      -----------       ------
Allowance for receivables:

  1997                              $   474,000    $  366,000   $ ---------     $  181,000    $   649,000
                                    ===========    ==========   ===========    ===========    ===========
  1996                              $   399,000    $1,457,000   $ ---------     $1,382,000    $   474,000
                                    ===========    ==========   ===========     ==========    ===========
  1995                              $   755,000    $1,842,000   $ ---------     $2,198,000    $   399,000
                                    ===========    ==========   ===========     ==========    ===========

Unrealized holding loss on
  noncurrent marketable
  equity securities:

  1997                             $ ----------    $ --------    $ --------    $ ---------  $ ------------
                                   ============    ==========    ==========    ===========  ==============
  1996                             $ ----------    $ --------    $ --------    $ ---------  $ ------------
                                   ============    ==========    ==========    ===========  ==============
  1995                             $ ----------    $ -------     $ --------    $ ---------  $ ------------
                                   ============    ==========   ===========    ===========  ==============

(1)  Included as a direct reduction of stockholders' equity.


                         POSADAS DE SAN JUAN ASSOCIATES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED JUNE 30, 1997, 1996, AND 1995


COLUMN A                              COLUMN B             COLUMN C             COLUMN D        COLUMN E
                                     BALANCE AT    CHARGED TO   CHARGED TO     DEDUCTIONS-     BALANCE AT
                                    BEGINNING OF    COSTS AND      OTHER         AMOUNTS         END OF
          DESCRIPTION                  PERIOD       EXPENSES     ACCOUNTS      WRITTEN OFF       PERIOD
          -----------                  ------       --------     --------      -----------       ------
Allowance for receivables:

  1997                              $   357,100    $  150,600   $ ---------     $  (98,599)   $   606,299
                                    ===========    ==========   ===========    ===========    ===========
  1996                              $   434,546    $1,278,200   $ ---------     $1,355,646    $   357,100
                                    ===========    ==========   ===========     ==========    ===========
  1995                              $ 1,290,819    $3,880,413   $ ---------     $4,736,686    $   434,546
                                    ===========    ==========   ===========     ==========    ===========


                         Report of Independent Auditors

The Partners
Posadas de San Juan Associates

We have audited the accompanying balance sheets of Posadas de San Juan Associates as of June 30, 1997 and 1996, and the related statements of operations and deficit, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in Item 14(a)(3) of the annual report on Form 10-K of WHG Resorts & Casinos Inc. for the year ended June 30, 1997. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Posadas de San Juan Associates at June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




San Juan, Puerto Rico
August 7, 1997


                                                           /s/ Ernst & Young LLP

                         Posadas de San Juan Associates

                                 Balance Sheets


                                                                 JUNE 30
                                                          1997              1996
                                                      -----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                           $ 2,681,100       $ 2,443,700

  Trade accounts receivable, less allowance for
   doubtful accounts of $606,300 in 1997 and
   $357,100 in 1996                                     3,692,000         2,370,700
  Inventories                                             969,500           906,400
  Prepaid expenses                                        790,400           837,100
                                                      -----------       -----------
Total current assets                                    8,132,900         6,557,900

Land, building and equipment:
  Land                                                  3,300,000         3,300,000
  Building                                             14,350,700        14,350,700
  Building improvements                                14,285,400        12,439,600
  Furniture, fixtures and equipment                    36,114,600        33,814,000
  Construction in progress                                113,400                --
                                                      -----------       -----------
                                                       68,164,100        63,904,300
  Less accumulated depreciation                        33,353,000        30,080,700
                                                      -----------       -----------
                                                       34,811,100        33,823,600

Operating equipment, net                                  523,000           570,700

Deferred financing costs, less accumulated
  amortization of $662,400 in 1997 and
  $530,900 in 1996                                        402,000           533,500

Other assets                                               68,300           270,500
                                                      -----------       -----------

Total assets                                          $43,937,300       $41,756,200
                                                      ===========       ===========

                                                                      JUNE 30
                                                            1997                1996
                                                        ------------        ------------
LIABILITIES AND DEFICIENCY IN PARTNERSHIP CAPITAL
Current liabilities:
  Trade accounts payable                                $  4,078,700        $  4,039,900
  Accrued compensation and related benefits                1,376,600           1,139,300
  Other accrued liabilities                                2,032,600           1,458,700
  Due to affiliated companies                                237,600              11,600
  Note payable to bank                                            --             300,000
  Current portion of long-term debt                        3,170,600           3,152,000
                                                        ------------        ------------
Total current liabilities                                 10,896,100          10,101,500

Long-term debt, net of current portion                    20,831,400          23,805,000

Due to Williams Hospitality Group Inc.                    25,590,800          23,206,700

Deficiency in partnership capital:
  Capital contribution                                     7,000,000           7,000,000
  Deficit                                                (20,381,000)        (22,357,000)
                                                        ------------        ------------
Total deficiency in partnership capital                  (13,381,000)        (15,357,000)


Total liabilities and deficiency in
partnership capital
                                                        ------------        ------------
                                                        $ 43,937,300        $ 41,756,200
                                                        ============        ============


See accompanying notes.

                         Posadas de San Juan Associates

                      Statements of Operations and Deficit


                                                               YEAR ENDED JUNE 30
                                                1997                1996                1995
                                            ------------        ------------        ------------
Revenues:
  Rooms                                     $ 22,588,800        $ 22,016,700        $ 22,517,300
  Food and beverage                           13,218,000          13,424,400          12,688,200
  Casino                                      19,582,200          18,117,600          22,575,400
  Rental and other income                      3,255,800           3,503,000           2,852,400
  Less casino promotional allowances          (6,905,300)         (6,937,900)         (7,836,300)
                                            ------------        ------------        ------------
Net revenues                                  51,739,500          50,123,800          51,797,000

Costs and expenses:
  Rooms                                        6,764,600           6,891,000           6,775,000
  Food and beverage                            9,297,400           9,506,100           9,340,600
  Casino                                       9,729,000          10,716,800          14,027,100
  Selling, general and administrative          8,803,200           9,094,000           8,953,700
  Management and incentive
   management fees                             4,336,700           3,850,100           3,893,000
  Property operation, maintenance
   and energy costs                            4,509,700           4,803,200           4,416,800
  Depreciation and amortization                3,438,800           3,595,300           3,617,300
                                            ------------        ------------        ------------
                                              46,879,400          48,456,500          51,023,500
                                            ------------        ------------        ------------
Income from operations                         4,860,100           1,667,300             773,500

Interest income                                       --                  --               2,500

Interest expense                              (2,884,100)         (3,026,800)         (3,176,800)
                                            ------------        ------------        ------------
Net income (loss)                              1,976,000          (1,359,500)         (2,400,800)

Deficit at beginning of year                 (22,357,000)        (20,997,500)        (18,596,700)
                                            ------------        ------------        ------------

Deficit at end of year                      $(20,381,000)       $(22,357,000)       $(20,997,500)
                                            ============        ============        ============


See accompanying notes.

                         Posadas de San Juan Associates

                            Statements of Cash Flows


                                                                                 YEAR ENDED JUNE 30
                                                                      1997               1996               1995
                                                               -----------        -----------        -----------
OPERATING ACTIVITIES
Net income (loss)                                              $ 1,976,000        $(1,359,500)       $(2,400,800)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                                 3,438,800          3,595,300          3,617,300
   Provision for losses on accounts receivable                     150,600          1,278,200          3,880,400
   Gain or sale of equipment                                            --            (46,600)                --
   Changes in operating assets and liabilities:
     Amounts due to/from affiliated companies                    2,610,100          2,086,700            639,600
     Trade accounts receivable                                  (1,471,900)           503,900            833,200
     Inventories and prepaid expenses                              (16,400)           193,600             21,600
     Other assets                                                  167,200            (10,500)          (125,600)
     Trade accounts payable, accrued expenses
      and other accrued liabilities                                850,000           (990,600)        (2,493,100)
                                                               -----------        -----------        -----------
Net cash provided by operating activities                        7,704,400          5,250,500          3,972,600

INVESTING ACTIVITIES
Proceeds from sale of equipment                                         --            119,300                 --
Purchases of property and equipment                             (4,059,700)        (2,502,800)        (3,310,000)
Purchases of operating equipment - net                              47,700             78,800            635,900
                                                               -----------        -----------        -----------
Net cash used in investing activities                           (4,012,000)        (2,304,700)        (2,674,100)

FINANCING ACTIVITIES
Proceeds from long-term debt                                            --                 --            156,200
Proceeds from short-term borrowings                                     --            300,000                 --
Payment of short-term borrowings                                  (300,000)                --                 --
Payments of long-term debt                                      (3,155,000)        (2,326,400)        (2,046,800)
                                                               -----------        -----------        -----------
Net cash used in financing activities                           (3,455,000)        (2,026,400)        (1,890,600)
                                                               -----------        -----------        -----------
Net increase (decrease) in cash and
  cash equivalents                                                 237,400            919,400           (592,100)

Cash at beginning of year                                        2,443,700          1,524,300          2,116,400
                                                               -----------        -----------        -----------

Cash and cash equivalents at end of year                       $ 2,681,100        $ 2,443,700        $ 1,524,300
                                                               ===========        ===========        ===========

Included in cash provided by operating activities above:
   Interest paid                                               $ 2,887,600        $ 3,031,400        $ 3,232,500
                                                               ===========        ===========        ===========


See accompanying notes.

                         Posadas de San Juan Associates

                          Notes to Financial Statements

                                  June 30, 1997




1. ORGANIZATION AND PRINCIPAL ACCOUNTING POLICIES

ORGANIZATION

Posadas de San Juan Associates (the Partnership), is a joint venture organized under the General Partnership Laws of the State of New York, pursuant to a Joint Venture Agreement dated July 27, 1984, as amended (the Agreement). The Partnership is 50% owned by ESJ Hotel Corporation, a wholly-owned subsidiary of Posadas de Puerto Rico Associates, Incorporated (Posadas de Puerto Rico), with the remainder owned by entities owned by individual investors (collectively, the Partners). Posadas de Puerto Rico is 100% owned by WHG Resorts & Casinos Inc., a publicly-held corporation. The Partnership shall continue to exist until July 27, 2024, unless terminated earlier by mutual agreement of the Partners pursuant to the Agreement. The Agreement provides that the net profits or losses of the Partnership shall be allocated to the Partners in the same proportion as their capital contributions.

The Partnership owns and operates the El San Juan Hotel & Casino (the "Hotel"), a luxury resort hotel and casino property in San Juan, Puerto Rico.

BASIS OF PRESENTATION

The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Partnership considers all highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

INVENTORIES

Inventories, which consist mainly of food, beverages and supplies, are valued at the lower of cost (first-in, first-out method) or market.

LAND, BUILDING AND EQUIPMENT

Land, building and equipment are stated on the basis of cost. Building and equipment are depreciated by the straight-line method over their estimated useful lives.

DEFERRED FINANCING COSTS

Deferred financing costs are being amortized over the maturities of the related debt.

                         Posadas de San Juan Associates

1. ORGANIZATION AND PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

CASINO REVENUES

Casino revenues are the net win from gaming activities, which is the difference between gaming wins and losses.

PROMOTIONAL ALLOWANCES

Casino promotional allowances represent the retail value of complimentary food, beverage and hotel services furnished to patrons, commissions and transportation costs.

ADVERTISING COSTS

Advertising costs are charged to operations as incurred. Advertising costs for fiscal years 1997, 1996 and 1995 amounted to approximately $1,388,000, $1,394,000 and $1,299,000, respectively.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate the fair value of the different classes of financial instruments were as follows:

Long-term debt: The carrying amount of the long-term borrowings at June 30, 1997 approximates fair value. The fair values were estimated using discounted cash flows, based on the current borrowing rates for similar types of borrowing arrangements.


2. FURNITURE, FIXTURES AND EQUIPMENT FUND

In accordance with the terms of the Management Agreement and a certain loan agreement (see Note 6), the Partnership is required to deposit cash equal to 4% of hotel gross revenues each month into a furniture, fixtures and equipment fund.

Williams Hospitality Group Inc. (Williams Hospitality), a hotel/casino management company that is an affiliated company, (on behalf of the Partnership) withdraws from the fund amounts required to pay the cost of replacements of, and additions to, furniture, fixtures and equipment at the Hotel. At June 30, 1997 and 1996, there were no unexpended funds available.

                         Posadas de San Juan Associates

3. TRADE ACCOUNTS RECEIVABLE

At June 30, 1997 and 1996 trade accounts receivable consisted of the following:

                                              1997             1996
                                           ----------       ----------
Trade accounts receivable-casino           $2,001,600       $1,045,100
Less allowance for doubtful accounts          516,100          266,100
                                           ----------       ----------
                                            1,485,500          779,000

Trade accounts receivable-hotel             2,296,700        1,682,700
Less allowance for doubtful accounts           90,200           91,000
                                           ----------       ----------
                                            2,206,500        1,591,700
                                           ----------       ----------

                                           $3,692,000       $2,370,700
                                           ==========       ==========


Approximately 51% and 31% of the trade accounts receivable-casino, as of June 30, 1997 and 1996, respectively, are from customers in Latin America.


4. DUE TO AFFILIATED COMPANY

Amounts due to affiliated company consist of fees earned by Williams Hospitality and other payments made by Williams Hospitality for services rendered on behalf of the Partnership. At June 30, 1997 and 1996 amounts due to an affiliated company consisted of the following:

                                                   1997              1996
                                                -----------       -----------
Due to Williams Hospitality - noncurrent:
  Incentive management fees                     $11,283,400       $ 9,878,900
  Interest on incentive management fees           5,506,400         4,526,800
  Basic management fees                           8,801,000         8,801,000
                                                -----------       -----------
                                                $25,590,800       $23,206,700
                                                ===========       ===========

Payment of substantially all the noncurrent amounts due to Williams Hospitality are restricted under the terms of the Loan Agreement (see Note 6).

                         Posadas de San Juan Associates

5.  LINE OF CREDIT

The Partnership has available a $1,000,000 revolving line of credit with a bank, which is payable on demand, bearing interest at one percentage over the prime rate. The line of credit is collateralized by substantially all trade accounts receivable and leases with concessionaires as well as the mortgage covering long-term debt. As of June 30, 1997, there was no balance outstanding under the line of credit.


6. LONG-TERM DEBT

Long-term debt at June 30, 1997 and 1996 consisted of the following:

                                                        1997              1996
                                                     -----------       -----------
Mortgage note payable to bank                        $23,250,000       $26,250,000

Capital lease obligation bearing interest at
  11.18% payable in monthly installments of
  $3,450, including interest through 1999                 70,000           109,600


Capital lease obligation bearing interest at
  9.5% payable in monthly installments of
  $10,413, including interest through 2001               396,100           480,700


Chattel mortgage note payable bearing interest
  at 9%, payable in monthly installments of
  $3,900, including interest through 1998,
  collateralized with personal property                   85,900           116,700

Note payable to a  non-related  party,non-
  interest bearing, payable in two annual
  installments of $100,000 beginning on
  October 1, 1998                                        200,000                --
                                                     -----------       -----------
                                                      24,002,000        26,957,000
Less current portion                                   3,170,600         3,152,000
                                                     -----------       -----------

                                                     $20,831,400       $23,805,000
                                                     ===========       ===========

The mortgage note payable to bank is collateralized by all the Partnership's real and personal property. The note is payable in accelerating monthly installments with a final installment of $7,500,000 due in fiscal 2003. Interest is payable at rates from 6.7% to 7.3% on $18,250,000 of the note. Interest rates have not been fixed on $5,000,000 of the note, which at June 30, 1997 was at an interest rate of 7.97%, which is reset every seven days. Under the terms of the loan

                         Posadas de San Juan Associates

6. LONG-TERM DEBT (CONTINUED)

agreement, 50% of the excess net free cash flow, as defined, each year is required to be used to prepay the final installment of the note until it is reduced to $3,000,000. Further, distributions to the partners and payment of basic and incentive management fees and accrued interest thereon outstanding at the date of the borrowing may only be paid to the extent of the remaining 50% of the excess net free cash flow. Excess net free cash flow, as defined, amounted to $648,000 at June 30, 1997.

Maturities of long-term debt are as follows:

Fiscal year ending in:

       1998                                                        $ 3,170,600
       1999                                                          3,392,000
       2000                                                          3,726,000
       2001                                                          3,588,400
       2002                                                          2,625,000
       Thereafter                                                    7,500,000
                                                                   ------------
                                                                   $24,002,000
                                                                   ============

7. INCOME TAXES

The Partnership operated under the provisions of the Puerto Rico Tourism Incentives Act of 1993 (the 1993 Act). The 1993 Act provides for a ten-year grant which may be extended for an additional ten-year term. Major benefits of this grant are: a 90% exemption from income taxes on hotel income through the entire term of the grant, and a 90% exemption from municipal real and personal property taxes for the first five years. The Partnership's casino operations are not covered by the tax exemption grant and are fully taxable.

As of June 30, 1997, the Partnership had net operating loss carryforwards of approximately $20,391,600, net of approximately $1,600,000 used to offset 1997 taxable income for Puerto Rico income tax purposes from its combined hotel and casino operations and, accordingly, no Puerto Rico taxes have been provided in the accompanying financial statements. Such losses may be utilized to offset future Puerto Rico taxable income through June 30, 2001 as follows: 1998, $2,064,000; 1999, $3,271,000; 2000, $3,896,600; 2001, $6,046,000 and 2002,
$5,114,000.

                         Posadas de San Juan Associates

7. INCOME TAXES (CONTINUED)

Following the provisions of SFAS No. 109, the deferred tax asset that results from the cumulative net operating loss carryforwards has been fully reserved.

For Puerto Rico income tax purposes the Partnership is taxed as if it were a corporation. Income of the Partnership for federal income tax purposes is taxable to the Partners.


8. TRANSACTIONS WITH RELATED PARTIES

The Partnership has an Operating and Management Agreement (the Management Agreement) dated October 2, 1986 with Williams Hospitality. The Management Agreement provides that Williams Hospitality is to manage the Hotel until the year 2005 for a basic management fee of 5% of the Hotel's gross revenues (as defined in the Management Agreement) and an incentive management fee of 12% of the Hotel's gross operating profits (as defined in the Management Agreement). In addition, the Partnership is required to pay certain administrative expenses incurred by Williams Hospitality in connection with management of the Hotel.

During fiscal years 1997, 1996 and 1995 basic management fees amounted to $2,932,200, $2,852,500 and $2,981,600, respectively. Incentive management fees amounted to $1,404,500, $997,600 and $911,500, respectively, for the same fiscal years. Administrative costs and service fees charged by Williams Hospitality during fiscal years 1997, 1996 and 1995, amounted to $1,422,600, $1,446,700 and
$1,844,000, respectively.

During fiscal years 1997, 1996 and 1995, interest at 10% charged to the Partnership by Williams Hospitality amounted to $987,900, $888,100 and $797,000, respectively.

During fiscal years 1997, 1996 and 1995, the Partnership was charged by Posadas de Puerto Rico $338,100, $243,600 and $92,800, respectively, for certain services provided.

During fiscal years 1997, 1996 and 1995, the Partnership charged Posadas de Puerto Rico $337,400, $256,100 and $191,500, respectively, for certain services rendered.

                         Report of Independent Auditors

The Partners
WKA El Con Associates

We have audited the accompanying balance sheets of WKA El Con Associates (a joint venture partnership) as of June 30, 1997 and 1996, and the related statements of operations and deficit, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WKA El Con Associates as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that WKA El Con Associates will continue as a going-concern. As more fully described in Note 7 , El Conquistador Partnership L.P., a 50% owned partnership, has not renewed or replaced a letter of credit collaterizing a $120,000,000 of indebtedness. In the event that the letter of credit is not renewed or replaced prior to November 9, 1997 the debt will be required to be repaid on February 1, 1998. This condition raises substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                                                       /s/ ERNST & YOUNG LLP
San Juan, Puerto Rico
August 11, 1997

                              WKA El Con Associates

                                 Balance Sheets

                                                                          JUNE 30
                                                                  1997                1996
                                                               ------------        ------------
ASSETS
Cash                                                           $      3,600        $      3,200
Notes receivable from affiliated company                         18,343,200          16,116,000
Investment in Las Casitas Development Company                       242,600           1,292,600
Capitalized interest, less accumulated amortization
  of $100,400 in 1997 and $71,000 in 1996                         1,368,100           1,397,500
Deferred debt issuance costs and other assets,
  less accumulated amortization of $598,600
  in 1997 and $496,200 in 1996                                      769,800             872,200
                                                               ------------        ------------

Total assets                                                   $ 20,727,300        $ 19,681,500
                                                               ============        ============

LIABILITIES AND DEFICIENCY IN PARTNERS' CAPITAL
Liabilities:
  Long-term note payable                                       $  5,527,400        $  5,197,000
  Due to affiliated company                                          85,100              64,200
  Due to partners                                                10,475,100           9,790,700
  Losses in excess of equity investment in
   El Conquistador Partnership L. P                              12,464,200           7,762,600
                                                               ------------        ------------
Total liabilities                                                28,551,800          22,814,500

Deficiency in partners' capital:
  Contributed                                                    20,286,200          20,286,200
  Deficit                                                       (28,110,700)        (23,419,200)
                                                               ------------        ------------
Total deficiency in partners' capital                            (7,824,500)         (3,133,000)
                                                               ------------        ------------

Total  liabilities  and  deficiency in partners' capital       $ 20,727,300        $ 19,681,500
                                                               ============        ============


See accompanying notes.

                              WKA El Con Associates

                      Statements of Operations and Deficit

                                                                 YEAR ENDED JUNE 30
                                                     1997                1996                1995
                                                 ------------        ------------        ------------
Interest income                                  $  1,241,100        $  1,150,100        $  1,027,600

Costs and expenses:
  Interest                                          1,078,400           1,145,800           1,137,600
  Professional fees                                    20,900              40,100              83,400
  Amortization                                        131,800             142,000             163,200
                                                 ------------        ------------        ------------
                                                    1,231,100           1,327,900           1,384,200
                                                 ------------        ------------        ------------
Income (loss) before equity in operations
  of investees                                         10,000            (177,800)           (356,600)

Equity in operations of investees:
  El Conquistador Partnership L.P.                 (4,701,500)         (6,120,500)        (13,738,400)
  Las Casitas Development Company                          --             313,200           1,627,100
                                                 ------------        ------------        ------------
                                                   (4,701,500)         (5,807,300)        (12,111,300)
                                                 ------------        ------------        ------------
Net loss                                           (4,691,500)         (5,985,100)        (12,467,900)

Accumulated  deficit at  beginning of year        (23,419,200)        (17,434,100)         (4,966,200)
                                                 ------------        ------------        ------------

Accumulated deficit at end of year               $(28,110,700)       $(23,419,200)       $(17,434,100)
                                                 ============        ============        ============


See accompanying notes.

                              WKA El Con Associates

                            Statements of Cash Flows


                                                                                    YEAR ENDED JUNE 30
                                                            1997                          1996                1995
                                                          -----------                   -----------        ------------
OPERATING ACTIVITIES
Net loss                                                  $(4,691,500)                  $(5,985,100)       $(12,467,900)
Adjustments  to reconcile net loss to net cash
  provided by (used in) operating activities:
   Amortization                                               131,800                       142,000             163,200
   Equity  in  operations  of  affiliates including
     $1,050,000 in 1997 and $950,000 in 1996                5,751,600                     6,757,300          12,111,300
     in cash distributions received
   Changes in operating assets and liabilities:
     Accrued interest income added to
      notes receivable                                     (1,177,200)                   (1,122,800)         (1,000,600)
     Other receivables                                             --                            --              13,200
     Accrued interest expense added to
      long-term liabilities                                   330,400                     1,102,900             974,500
     Accounts payable                                              --                            --             (36,700)
     Due to affiliated company                                     --                        58,900                  --
                                                          -----------                   -----------        ------------
Net cash provided by (used in) operating
  activities                                                  345,100                       953,200            (243,000)

INVESTING ACTIVITIES
Sale of  certificate  of deposit  held in escrow                   --                       682,500             100,000
Increase on deferred debt issuance  costs and
  other assets                                                     --                            --            (230,400)
Increase in notes receivable from affiliated
  company                                                  (1,050,000)                     (950,000)           (423,500)
                                                          -----------                   -----------        ------------
Net cash used in investing activities                      (1,050,000)                     (267,500)           (553,900)

FINANCING ACTIVITIES
Partners' contributed capital                                      --                     1,295,700           1,870,500
Partners' loans-net                                           684,400                      (852,900)            323,500
Payments to affiliated company                                 20,900                    (1,125,300)         (1,397,100)
                                                          -----------                   -----------        ------------
Net cash provided by (used in) financing
  activities                                                  705,300                      (682,500)            796,900
                                                          -----------                   -----------        ------------
Net increase in cash                                              400                         3,200                  --

Cash at beginning of year                                       3,200                            --                  --
                                                          -----------                   -----------        ------------

Cash at end of year                                       $     3,600                   $     3,200        $         --
                                                          ===========                   ===========        ============


See accompanying notes.

                              WKA El Con Associates

                          Notes to Financial Statements

                                  June 30, 1997




1. ORGANIZATION AND PRINCIPAL ACCOUNTING POLICIES

ORGANIZATION

WKA El Con Associates (the Partnership) is a joint venture organized under the General Partnership Law of the State of New York, pursuant to a Joint Venture Agreement (the Agreement) dated January 9, 1990, as amended, for the purpose of becoming a general and limited partner of El Conquistador Partnership L.P. (El
Con). The Partnership is owned 46.54% by WHG El Con Corp. (formerly known as WMS El Con Corp.), which is wholly-owned by WHG Resorts & Casino Inc., 37.23% by AMK Conquistador, S.E. and 16.23% by Hospitality Investor Group, S.E. The Partnership shall continue to exist until January 9, 2040, unless terminated earlier pursuant to the Agreement. Net profits or losses of the Partnership will be allocated to the partners in accordance with the terms of the Agreement.

The Partnership is a 50% limited partner in Las Casitas Development Company I, S en C (S.E.) ("Las Casitas"), a joint venture constructing and selling condominiums on property adjacent to El Con.

BASIS OF PRESENTATION

The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENTS IN AFFILIATED COMPANIES

The investments in affiliated companies are accounted for under the equity method. El Con equity is recorded by the Partnership based on El Con's fiscal year of March 31. Las Casitas equity is recorded by the Partnership based on Las Casitas' fiscal year of June 30. Capitalized interest is being amortized by the straight-line method over the estimated useful life of the El Conquistador property.

DEFERRED DEBT ISSUANCE COSTS AND OTHER ASSETS

Deferred debt issuance costs include legal and bank fees incurred in connection with the issuance of the debt, and are being amortized over the maturity of the related debt. Certain other capital and pre-opening costs relating to El Con were incurred by the Partnership and are being amortized over 5 to 50 years.

                              WKA El Con Associates

1. ORGANIZATION AND PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

FAIR VALUES OF FINANCIAL INSTRUMENTS

Note payable: The carrying amount of the note payable at June 30, 1997 approximates fair value. The fair value was estimated using discounted cash flows, based on the current borrowing rates for similar types of borrowing arrangements.


2. NOTES RECEIVABLE FROM AFFILIATED COMPANY

At June 30, 1997 and 1996 notes receivable from El Con consisted of the following:

                                                               1997              1996
                                                            -----------       -----------
Note receivable due on demand                               $   136,000       $   136,000
Note  receivable due through May, 2002 (See Note 5)           4,000,000         4,000,000
Subordinated  notes  receivable  due in  2003 to 2005
  (See Note 4)                                                8,229,700         8,229,700
Accrued interest receivable                                   3,977,500         2,800,300
Deficiency loan participation                                 2,000,000           950,000
                                                            -----------       -----------

                                                            $18,343,200       $16,116,000
                                                            ===========       ===========

Repayment of the notes, including accrued interest, is subordinated to other long-term debt of El Con.


3. INVESTMENT IN AFFILIATED COMPANIES

In 1991, the Partnership borrowed $9,000,000 from Williams Hospitality Group Inc. (Williams Hospitality), a hotel/casino management company that is an affiliated company, and invested the proceeds in the partnership capital of El Con, a joint venture organized to acquire the El Conquistador property. The Partnership owns a 50% interest, as both a general and limited partner, of El Con (See Note 4).

Summarized financial information for El Con as of March 31, 1997 and 1996 and for the years then is as follows:

                                            1997                    1996
                                            ----                    ----
Total assets                             $205,430,000            $211,691,000
Total liabilities                         218,359,000             215,216,000
Deficiency in partners capital             12,929,000               3,525,000
Revenues                                   92,958,000              89,214,000
Net loss                                    9,403,000              12,241,000

The Partnership's investment in Las Casitas amounts to $5,000.

                              WKA El Con Associates

4. DUE TO AFFILIATED COMPANY AND PARTNERS

At various times, the partners loaned the Partnership $8,229,700 under the terms of loan agreements. The notes are payable in 2003 to 2005 and bear interest at the prime rate commencing on various dates. The Partnership has advanced the same amount under a subordinated note to El Con under the same terms as the borrowing from the partners. (See Note 2).

In November 1993, the partners advanced $782,500 to the Partnership that was invested in a bank certificate of deposit. During fiscal year 1996 the remaining balance of $682,500 was withdrawn from the certificate and distributed to the partners. The certificate of deposit was held in escrow and was pledged as collateral to the bank for a bank loan of an equal amount to El Con. Interest accrued on the partners' advances at the same interest rate earned on the certificate of deposit.

During fiscal year 1997 and 1996, respectively, the Partnership purchased from Williams Hospitality $1,050,000 and $950,000, respectively, of participation in a deficiency loan to El Con. The loan and interest at 9.16% are payable from specified future cash flow of El Con. The partnership guarantees a revolving credit facility with a bank in the aggregate amount of up to $4,000,000 of El Conquistador.


5. LONG-TERM NOTE PAYABLE

The long-term note payable to a bank includes accrued interest of $1,527,400 and $1,197,000 at June 30, 1997 and 1996, respectively. The note is payable in quarterly installments of $250,000 commencing in May 2000. Any unpaid principal and interest is payable in May 2002. The note bears interest at a variable rate, computed quarterly, equal to LIBOR, plus 1.75%. Under the terms of the Credit Facility Agreement dated May 5, 1992, interest payments are deferred during the first five years. The $4,000,000 borrowing was loaned to El Conquistador under similar terms. (See Note 2).

The note is collateralized by second mortgages on parcels of land owned by Williams Hospitality and Posadas de Puerto Rico Associates, Incorporated, affiliated companies through common ownership, with a cost of approximately $3,761,000, and a guarantee of $1,000,000 by WHG Resorts & Casino Inc., the ultimate owner of WHG El Con Corp.

                              WKA El Con Associates

6. INCOME TAXES

The Partnership is not taxable for Puerto Rico income tax purposes pursuant to an election submitted to the Puerto Rico Treasury Department. Instead, each partner reports their distributive share of the Partnership's profit or losses in their respective income tax returns and, therefore, no provision for income taxes has been made in the accompanying financial statements. Income or loss of the Partnership for Federal income tax purposes is reported by the partners.


7. REFINANCING

El Con, a partnership 50% owned by the Partnership, has not renewed or replaced a letter of credit collaterizing $120,000,000 of Industrial Revenue Bonds, which expires on March 9, 1998. The debt is required to be repaid on February 1, 1998 in the event the letter of credit is not renewed or replaced prior to November 9, 1997. El Con has retained an investment banking firm to assist in structuring the refinancing of El Con's debt. Based on operating history of the El Con resort, El Con's management believes such refinancing will be achieved, but there can be no assurance thereof. If such refinancing is not renewed or replaced, it raises substantial doubt about El Con's and the Partnership's ability to continue as going-concerns.

                         REPORT OF INDEPENDENT AUDITORS

The Partners
El Conquistador Partnership L.P.

We have audited the accompanying balance sheets of El Conquistador Partnership L.P. as of March 31, 1997 and 1996, and the related statements of operations and (deficiency in) partners' capital, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Conquistador Partnership L.P. at March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that El Conquistador Partnership L.P. will continue as a going-concern. As more fully described in Note 13, to date El Conquistador Partnership L.P. has not renewed or replaced a letter of credit collateralizing $120,000,000 of indebtedness. In the event that the letter of credit is not renewed or replaced prior to November 9, 1997 the debt will be required to be repaid on February 1, 1998. This condition raises substantial doubt about the El Conquistador Partnership L.P.'s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


San Juan, Puerto Rico
May 2, 1997


                                                           /s/ ERNST & YOUNG LLP

                        EL CONQUISTADOR PARTNERSHIP L.P.

                                 BALANCE SHEETS

                                                               MARCH 31
                                                        1997             1996
                                                    ---------------------------
ASSETS
Current assets:
 Cash                                               $  2,380,218   $    856,983
 Restricted cash and investments held by bank          3,360,607      2,879,355
 Trade accounts receivable, less allowance for
  doubtful accounts of $269,115 in 1997
  and $301,765 in 1996                                 4,764,607      5,302,884
 Due from affiliated companies                           428,987        314,999
 Inventories                                           1,662,877      1,522,463
 Prepaid expenses and other current assets             1,020,716        945,905
                                                    ---------------------------
Total current assets                                  13,618,012     11,822,589

Due from affiliated company                              418,957        817,868

Land, building and equipment:
 Land                                                 14,372,707     14,372,707
 Building                                            158,039,190    158,039,190
 Furniture, fixture and equipment                     32,664,796     31,359,202
                                                    ---------------------------
                                                     205,076,693    203,771,099
 Less accumulated depreciation                        21,116,551     14,777,283
                                                    ---------------------------
                                                     183,960,142    188,993,816

Operating equipment, net                               1,592,219      1,469,350

Deferred debt issuance costs, net of accumulated
 amortization of $5,709,747 in 1997
 and $4,731,745 in 1996                                2,980,622      3,958,624

Deferred pre-opening costs, net of accumulated
 amortization of $10,519,175 in 1997
 and $8,751,425 in 1996                                2,860,504      4,628,254
                                                    ---------------------------
Total assets                                        $205,430,456   $211,690,501
                                                    ===========================


                                                               MARCH 31
                                                        1997             1996
                                                    ---------------------------
LIABILITIES AND DEFICIENCY IN PARTNERS' CAPITAL
Current liabilities:
 Trade accounts payable                             $   5,474,496   $  7,657,546
 Advance deposits                                       5,572,317      3,568,390
 Accrued interest                                       1,785,687      1,510,080
 Other accrued liabilities                              5,271,335      4,673,189
 Due to affiliated companies                              545,824        652,896
 Note payable to bank                                   1,500,000      2,773,359
 Current portion of long-term debt                    120,000,000             --
 Current portion of chattel mortgages
  and capital lease obligations                         2,679,819      2,444,993
                                                    ----------------------------
Total current liabilities                             142,829,478     23,280,453

Long-term debt                                         25,000,000    145,000,000

Chattel mortgages and capital lease
 obligations, net of current portion                    1,660,040      4,324,358

Due to affiliated companies                            11,491,977      8,531,671

Due to partners                                        37,377,424     34,079,309

Deficiency in partners' capital:
 Limited partners                                     (10,989,193)    (2,996,497)
 General partners                                      (1,939,270)      (528,793)
                                                    ----------------------------
Total deficiency in partners' capital                 (12,928,463)    (3,525,290)
                                                    ----------------------------
Total liabilities and deficiency in
 partners' capital                                   $205,430,456   $211,690,501
                                                    ============================

See accompanying notes.


                        EL CONQUISTADOR PARTNERSHIP L.P.

         STATEMENTS OF OPERATIONS AND (DEFICIENCY IN) PARTNERS' CAPITAL

                                                            YEAR ENDED MARCH 31
                                                   1997             1996            1995
                                               ------------     ------------    -----------
Revenues:
  Rooms......................................  $ 40,023,903     $ 38,817,160    $ 37,942,821
  Food and beverage..........................    26,235,365       26,188,693      27,298,340
  Casino.....................................     6,005,242        6,179,133       6,054,569
  Rental and other income....................    21,959,328       19,165,969      14,652,328
                                               ------------     ------------    ------------
                                                 94,223,838       90,350,955      85,948,058
  Less casino promotional allowances.........    (1,265,710)      (1,136,499)     (1,205,380)
                                               ------------     ------------    ------------
Net revenues.................................    92,958,128       89,214,456      84,742,678

Costs and expenses:
  Rooms......................................    12,377,694       12,853,157      14,755,239
  Food and beverage..........................    17,602,484       17,638,186      20,797,173
  Casino.....................................     3,848,981        3,686,904       3,923,817
  Selling, general and administrative........    14,657,312       12,992,841      18,115,433
  Management and incentive
    management fees..........................     5,680,355        5,394,675       3,703,819
  Property operation, maintenance and
    energy costs..............................   12,382,577       12,396,063      14,408,347
  Depreciation and amortization...............    9,146,664       10,499,296      11,124,075
  Other expenses..............................    9,702,212        9,201,228       9,722,662
                                               ------------     ------------    ------------
                                                 85,398,279       84,662,350      96,550,565
                                               ------------     ------------    ------------
Income (loss) from operations.................    7,559,849        4,552,106     (11,807,887)

Interest income...............................      199,110          228,625         467,922
Interest expense..............................   17,162,132       17,021,764      16,136,755
                                               ------------     ------------    ------------
Net loss......................................   (9,403,173)     (12,241,033)    (27,476,720)

(Deficiency in) partners' capital
  at beginning of year........................   (3,525,290)       8,715,743      36,191,325
Partners' capital contribution................           --               --           1,138
                                               ------------     ------------    ------------

(Deficiency in) partners' capital
  at end of year.............................. $(12,928,463)    $ (3,525,290)   $  8,715,743
                                               ============     ============    ============



See accompanying notes.

                        EL CONQUISTADOR PARTNERSHIP L.P.

                            STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED MARCH 31
                                                                1997          1996           1995
                                                           -------------------------------------------
OPERATING ACTIVITIES
Net loss                                                   $ (9,403,173)  $(12,241,033)  $(27,476,720)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
 Depreciation and amortization                                9,146,664     10,499,296     11,124,075
 Provision for losses on accounts receivable                    205,400        363,245      1,808,641
 Incentive management fees                                    2,375,526      2,224,381        679,259
 Deferred interest expense to partners and affiliates         3,100,085      2,995,431      2,063,981
 Changes in operating assets and liabilities:
  Restricted cash and investments held by bank                 (481,252)       503,353      2,549,446
  Trade accounts receivable                                     332,877      1,987,789      2,187,211
  Inventories                                                  (140,414)       529,503         61,249
  Prepaid expenses and other current assets                     (74,811)        26,105        491,032
  Trade accounts payable and advance deposits                  (179,123)    (3,663,803)    (1,323,693)
  Accrued interest and other accrued liabilities                873,753     (1,220,058)     1,156,483
  Affiliated companies, net                                      99,017        (97,985)     1,967,073
                                                           -------------------------------------------
Net cash provided by (used in) operating activities           5,854,549      1,906,224     (4,711,963)

INVESTING ACTIVITIES
Purchases of property and equipment                          (1,305,594)      (826,611)    (3,525,762)
Usage of operating equipment, net                              (122,869)       (37,454)       523,641
                                                           -------------------------------------------
Net cash used in investing activities                        (1,428,463)      (864,065)    (3,002,121)

FINANCING ACTIVITIES
Payments of principal on long-term debt                      (2,429,492)    (2,198,146)    (1,976,625)
Proceeds from long-term debt                                          -              -        776,000
Proceeds from notes payable to bank                           9,500,000      7,684,685              -
Payments of principal on notes payable to bank              (10,773,359)    (6,549,685)      (200,000)
Proceeds from partners' and affiliated loans,
  and capital contributions                                     800,000              -      8,698,134
                                                           -------------------------------------------
Net cash used in financing activities                        (2,902,851)    (1,063,146)     7,293,509
                                                           -------------------------------------------
Net increase (decrease) in cash                               1,523,235        (20,987)      (420,575)

Cash at beginning of year                                       856,983        877,970      1,298,545
                                                           -------------------------------------------
Cash at end of year                                        $  2,380,218    $   856,983    $   877,970
                                                           ===========================================
Supplemental disclosure of cash flow information:
 Interest paid                                             $ 13,789,097    $14,026,453    $14,314,600
                                                           ===========================================

                            See accompanying notes.

                        EL CONQUISTADOR PARTNERSHIP L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

1. ORGANIZATION AND PRINCIPAL ACCOUNTING POLICIES

ORGANIZATION

El Conquistador Partnership L.P. (the Partnership), is a limited partnership organized under the laws of Delaware, pursuant to a Joint Venture Agreement dated January 12, 1990 (the Agreement). The Partnership is 50% owned by WKA El Con Associates (WKA El Con), a partnership owned by several partners affiliated with Williams Hospitality Group Inc. (Williams Hospitality), and 50% by Kumagai Caribbean, Inc. (Kumagai), a wholly-owned subsidiary of Kumagai International USA, Inc. The joint venture partners (Partners) are both General Partners and Limited Partners in the Partnership. The Partnership shall continue to exist until March 31, 2030, unless terminated earlier by mutual agreement of the General Partners. The Agreement provides that net profits or losses of the Partnership after deducting a preferred cumulative annual return of 8.5% on the Partners unrecovered capital accounts, as defined, will be allocated to the Partners on a 50-50 ratio subject to certain exceptions, as defined.

The Partnership owns and operates a luxury resort hotel and casino in Las Croabas, Puerto Rico (the Resort).

BASIS OF PRESENTATION

The financial statements have been prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

Inventories, which consist mainly of food, beverages and supplies, are valued at the lower of cost (first-in, first-out method) or market.

LAND, BUILDING AND EQUIPMENT

Land, building and equipment are stated on the basis of cost. Building and equipment are depreciated by the straight-line method over their estimated useful lives.

DEFERRED DEBT ISSUANCE COSTS

Debt issuance costs include legal and underwriting fees, other fees incurred in connection with the financing and other costs. These costs are being amortized on a straight-line basis over the term of the debt.

                        EL CONQUISTADOR PARTNERSHIP L.P.

1.  ORGANIZATION AND PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

DEFERRED PRE-OPENING COSTS

Pre-opening costs consist of amounts incurred in connection with the marketing, organization, planning and development of the Resort. Such costs include staffing, marketing, legal and other costs incurred prior to the commencement of operations of the Resort. The costs are being amortized on a straight-line basis over a five year period through November 1998.

CASINO REVENUES

Casino revenues are the net win from gaming activities, which is the difference between gaming wins and losses.

CASINO PROMOTIONAL ALLOWANCES

Casino promotional allowances represent the retail value of complimentary rooms, food, beverage and hotel services furnished to patrons.

2.  RESTRICTED CASH AND INVESTMENTS HELD BY BANK

Pursuant to the terms of the bond agreement (see Note 8), the Partnership had cash and investments on deposit with the trustee for the following:

                                                      MARCH 31
                                                  1997        1996
                                              ------------------------
Interest due May 1                             $1,778,961   $1,584,000
Interest due August 1                           1,581,646    1,295,355
                                              ------------------------
                                               $3,360,607   $2,879,355
                                              ========================

                        EL CONQUISTADOR PARTNERSHIP L.P.

3.  TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

                                                     MARCH 31
                                                   1997         1996
                                               ------------------------
Trade accounts receivable - hotel               $4,559,108   $5,259,478
Less allowance for doubtful accounts               144,615      217,362
                                               ------------------------
                                                 4,414,493    5,042,116

Trade accounts receivable - casino                 474,614      345,171
Less allowance for doubtful accounts               124,500       84,403
                                               ------------------------
                                                   350,114      260,768
                                               ------------------------
Trade accounts receivable, net                  $4,764,607   $5,302,884
                                               ========================

4.  TRANSACTIONS WITH RELATED PARTIES

The Partnership has an Operating and Management Agreement (the Management Agreement) with Williams Hospitality. The Management Agreement provides that Williams Hospitality will manage the Resort for a period of 20 years for a basic management fee of 3.5% of the Resorts' gross revenues, as defined, and an incentive management fee of 10% of the Resorts' operating profit, as defined. Incentive management fees accrued each year are not payable until significant cash flows levels are achieved. In addition, the Partnership is required to pay certain administrative expenses incurred by Williams Hospitality in connection with management of the Resort.

During fiscal years 1997 and 1996, basic management fees amounted to $3,305,000 and $3,170,000, respectively. Incentive management fees amounted to approximately $2,376,000 and $2,224,000 during fiscal years 1997 and 1996, respectively. In addition, Williams Hospitality charged the Partnership approximately $3,258,000 and $2,728,000 in fiscal years 1997 and 1996, respectively, for services provided to the Resort.

In addition, the Partnership was charged by Posadas de Puerto Rico Associates, Incorporated (Posadas de Puerto Rico), hotel and casino operations affiliated through common ownership, approximately $410,000 and $437,000 in fiscal years 1997 and 1996, respectively, for services provided to the Resort.

                        EL CONQUISTADOR PARTNERSHIP L.P.

4. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

As of March 31, 1997 each partner had advanced $8,365,685 to the Partnership under notes that are due for various periods up to ten years with interest at the Citibank, N.A. in New York base rate. Repayment of interest and principal is subordinated to other long-term debt. In addition, each partner had advanced to the Partnership $4,000,000 under a May 5, 1992 loan agreement. The loan agreement provides for the payment of interest at a variable rate, computed quarterly, equal to LIBOR plus 1.75%. Interest payments will be deferred during the first five years. The principal and deferred interest accrued at March 31, 1997 is payable in quarterly installments of $250,000 commencing in March 2000 and a final lump-sum payment in February 2002. The loan is collateralized by a subordinated pledge of the Partnership's assets.

As of March 31, 1997 each partner had provided $3,800,000 to cover cash flow deficiency in the Partnership's operations as provided by the Agreement. The deficiency loans consist of $3,800,000 in cash by Kumagai, and the conversion of amounts due from the Partnership to Williams Hospitality to loans for WKA El Con. The deficiency loans bear interest at 9.16%. Repayment of interest and principal is subordinated to other long-term debt.

As of March 31, 1997, the outstanding balance of advances made by the Partnership to Williams Hospitality for the purchase of transportation equipment leased to the Partnership under a five year service agreement amounted to $727,200. Service agreement payments by the Partnership are equal to the $39,819 monthly amounts receivable under the advance. Repayment of the advances by Williams Hospitality are limited to amounts payable under the service agreement. This transportation equipment is pledged as collateral by Williams Hospitality to the Partnership's chattel mortgage notes.

In addition, a subsidiary of Williams Hospitality financed other transportation equipment from an external borrowing amounting to $441,000 repayable over five years. Monthly payments amount to $9,699. Also, in February 1997, a subsidiary of Williams Hospitality financed a ferryboat from an external borrowing amounting to $456,000, repayable over seven years. Monthly payments amount to $7,561. The Partnership chartered the transportation equipment and ferryboat under terms similar to the transaction described in the preceding paragraph.

In October 1996, each partner advanced $400,000 as required by a loan agreement (see Note 6). The notes bear interest at the prime rate at the Chase Bank in the New York base rate. Repayment of principal are subordinated to other debt.

The chattel mortgage notes payable (see Note 7) are collateralized by a bank standby letter of credit of $3,423,000. The letter of credit is collateralized by certificates of deposit for $2,000,000 issued by the bank in equal amounts to Williams Hospitality and Kumagai. The chattel mortgage notes, and capital leases are guaranteed by Williams Hospitality and Kumagai.

                        EL CONQUISTADOR PARTNERSHIP L.P.

5.  NOTES PAYABLE TO BANK

On October 4, 1996 the Partnership entered into an amendment to a loan agreement whereby the Government Development Bank for Puerto Rico (GDB) extended the Partnership a $6,000,000 credit facility. The notes issued under the credit facility will bear interest at 1% over LIBOR, and are secured by a mortgage note on the Partnership's real property and a leasehold mortgage note on leased land of $120,000. At March 31, 1997 the Partnership had outstanding borrowings of $1,500,000 with an interest rate at March 31, 1997 of 6.56%.

As of March 31, 1996, the Partnership's borrowings of $2,500,000 with a bank were repaid during fiscal year 1997.

6.  DUE TO AFFILIATED COMPANIES AND PARTNERS

Amounts due to affiliated companies consist of fees earned by Williams Hospitality, funds advanced to the Partnership and other payments made by Williams Hospitality, and for services rendered by Posadas de Puerto Rico and Posadas de San Juan. Amounts due to affiliated companies consisted of the following:

                                                              MARCH 31
                                                         1997         1996
                                                     ------------------------
Current:
 Due to Williams Hospitality:
  Basic management fees                                 $435,309     $414,718
  Other                                                   83,891      195,523
  Due to Posadas de Puerto Rico                           26,624       37,380
  Due to Posadas de San Juan                                   -        5,275
                                                     ------------------------
                                                        $545,824     $652,896
                                                     ========================
Non current:
 Affiliate:
  Due to Williams Hospitality:
   Incentive management fees                         $ 5,542,528   $3,167,002
   Interest at 10% on incentive management fees          338,405       89,350
   Advances                                            3,800,000    3,800,000
   Interest on advances                                  856,282      503,368
   Other                                                 375,528      375,528
                                                     ------------------------
                                                      10,912,743    7,935,248
Due to KG Caribbean                                      579,234      596,423
                                                     ------------------------
                                                     $11,491,977   $8,531,671
                                                     ========================

                        EL CONQUISTADOR PARTNERSHIP L.P.

6.  DUE TO AFFILIATED COMPANIES AND PARTNERS (CONTINUED)

                                                  MARCH 31
                                              1997         1996
                                           ------------------------
Partners:
 Due to WKA El Con:
  Advances                                 $12,765,685  $12,365,685
  Interest on advances                       3,594,886    2,522,285
 Due to Kumagai:
  Advances                                  16,565,685   16,165,685
  Interest on advances                       4,451,168    3,025,654
                                           ------------------------
                                           $37,377,424  $34,079,309
                                           ========================

7.  CHATTEL MORTGAGES AND CAPITAL LEASE OBLIGATIONS

Chattel mortgages and capital lease obligations on equipment consisted of the following:

                                                                        MARCH 31
                                                                    1997         1996
                                                                 -----------------------
Chattel mortgage notes payable bearing interest at 9%,
 payable in monthly installments of $215,784, including
 interest, through 1998, collateralized with personal property   $3,868,202   $6,023,820

Capital lease obligations bearing interest at 11.5%, payable in monthly installments of $28,335, including interest,
 through 1998, collateralized with personal property, net of
 $48,307 in 1997 and $121,571 in 1996 representing interest         471,657      745,531
                                                                 -----------------------
                                                                  4,339,859    6,769,351
Less current portion                                              2,679,819    2,444,993
                                                                 -----------------------
                                                                 $1,660,040   $4,324,358
                                                                 =======================

Maturities of chattel mortgages and capital lease obligations are as follows:

  1998                                                         $2,679,819
  1999                                                          1,660,040
                                                               ----------
                                                               $4,339,859
                                                               ==========

See Note 4 for additional collateral and guarantees.

                        EL CONQUISTADOR PARTNERSHIP L.P.

7.  CHATTEL MORTGAGES AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

Assets and accumulated depreciation recorded under capital lease obligations are included in land, building and equipment as follows:

                                                  MARCH 31
                                              1997         1996
                                           -----------------------
Equipment                                  $1,288,373   $1,288,373
Less accumulated depreciation                 880,393      622,717
                                           -----------------------
                                           $  407,980   $  665,656
                                           =======================

8.  LONG-TERM DEBT

At March 31, 1997 and 1996, long-term debt consisted of the following:

                                                      MARCH 31
                                                1997           1996
                                             ---------------------------
Industrial Revenue Bonds Series A            $ 90,000,000   $ 90,000,000
Industrial Revenue Bonds Series B              30,000,000     30,000,000
Government Development Bank of Puerto Rico     25,000,000     25,000,000
                                             ---------------------------
                                              145,000,000    145,000,000
Less current portion                          120,000,000              -
                                             ---------------------------
                                             $ 25,000,000   $145,000,000
                                             ===========================

On February 7, 1991 the Puerto Rico Industrial, Medical, Educational and Environmental Pollution Control Facilities Financing Authority (the Authority) sold industrial revenue bonds (Bonds) for $120,000,000 and loaned the proceeds to the Partnership to be used for the payment of project costs pursuant to a Loan Agreement. The Loan Agreement provides that the Partnership will pay all interest and principal on the Bonds.

The Authority issued 1991 Series A, Industrial Revenue Bonds for $90,000,000 and 1991 Series B, Industrial Revenue Bonds for $30,000,000.

Commencing on May 1, 1996, the Bonds are subject to redemption at the Partnership's option at par plus accrued interest, if any. The Bonds are due on November 1, 1999 and interest is payable quarterly. The 1991 Series A Bonds and the 1991 Series B Bonds bear interest at a variable rate, computed quarterly, equal to 100% and 94%, respectively, of a LIBOR rate minus 1/8th of 1%. Effective November 1, 1996, the interest rate on the 1991 Series A Bonds increased to 100% of the LIBOR rate. On February 7, 1991 the Partnership entered into an Interest Swap Agreement that expires on March 8, 1998 by which the Partnership agrees to pay, effective May 1, 1991, a fixed rate of 7.55% on the outstanding principal of $120,000,000 in exchange for the counterparty's obligation to pay the variable interest rate described above.

                        EL CONQUISTADOR PARTNERSHIP L.P.

8.  LONG-TERM DEBT (CONTINUED)

The Loan Agreement provides that the Partnership will deposit with the trustee all interest which will become due not later than the 124th day preceding the date of payment. The Bonds are collateralized by a letter of credit, that terminates on February 7, 1998, issued by the Mitsubishi Bank, Limited.

The Partnership pays an annual letter of credit fee of approximately 1.25% of the Bond principal except under certain circumstances the rate may be reduced to 1.2%. In addition, in connection with the letter of credit the Partnership pays an annual agent's fee of approximately .25% of the Initial Stated Amount, as defined.

Under the provisions of a term loan agreement with the GDB, the Partnership borrowed $25,000,000 for the payment of project costs. The loan is due on February 7, 2006. The loan agreement provides for a variable interest rate equivalent to a LIBOR rate minus .5% plus an add-on margin as provided in the loan agreement. Interest is payable quarterly in arrears.

Commencing on April 1, 1993, the Partnership is required to deposit annually with an escrow agent 50% of the Available Cash Flow, as defined in the Loan Agreement with GDB, up to a maximum of $1,666,700 plus any prior year requirement in arrears. Through March 31, 1997, there had been no amounts deposited in escrow under this provision.

The Bonds and the term loan with GDB are collateralized by a first and second mortgage lien on the Resort, a chattel mortgage on personal property, and an assignment of various contracts and a management agreement with a related party. The collateral is subject to a subordination agreement in favor of the Mitsubishi Bank, Limited.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Statement No. 107 "Disclosures About Fair Value of Financial Instruments", requires the disclosure of the fair value of the Partnership's financial instruments at March 31, 1997 and 1996. The carrying amount of cash and investments, notes payable to bank, chattel mortgage notes and capitalized leases approximates fair value because of the short maturity of the instruments or recent issuance. The fair value of the Partnership's long-term debt has not been determined because similar terms and conditions may no longer be available.

                        EL CONQUISTADOR PARTNERSHIP L.P.

10.  INCOME TAXES

The Partnership is not taxable for Puerto Rico income tax purposes pursuant to an election submitted to the Puerto Rico Treasury Department. Instead, each Partner reports their distributive share of the Partnership's profit and losses in their respective income tax returns and, therefore, no provision for income taxes has been made in the accompanying financial statements.

During 1997, the Partnership was granted a tax exemption grant under the provisions of the Puerto Rico Tourism Incentives Act of 1993 (the Tourism Act). The Tourism Act provides for a ten-year grant which may be extended for an additional ten-year term. Major benefits of this Act are: a 90% exemption from income taxes on hotel income, and a 90% exemption from municipal real and personal property taxes through the entire term of the grant. The Partnership's casino operations are not covered by the tax exemption grant and are fully taxable.

11.  ADVERTISING COSTS

The Partnership recognizes the costs of advertising as expense in the year in which they are incurred. Advertising costs amounted to approximately $1,446,000 and $847,000 for fiscal years 1997 and 1996, respectively.

12.  COMMITMENTS

The Partnership leases land under an operating lease agreement for thirty-one years with renewal options for two five-year periods. Following are the minimum annual rental payments on the operating lease subsequent to March 31, 1997:

  1998                                                     $  190,000
  1999                                                        210,000
  2000                                                        210,000
  2001                                                        210,000
  2002                                                        210,000
  Thereafter                                                5,840,000
                                                           ----------
                                                           $6,870,000
                                                           ==========

Total rent expense for fiscal years 1997, and 1996 amounted to approximately $1,391,000 and $985,000, respectively.

                        EL CONQUISTADOR PARTNERSHIP L.P.

13.  REFINANCING

The Industrial Revenues Bonds amounting to $120,000,000 at March 31, 1997 are collateralized by a letter of credit which expires on March 9, 1998. Under the terms of the loan agreement, such debt is required to be repaid on February 1, 1998 in the event the letter of credit is not renewed or replaced prior to November 9, 1997 (See Note 8). El Conquistador Partnership L.P. has engaged an investment banking firm to assist in structuring the refinancing of El Conquistador Partnership L.P.'s debt. Based on operating history of the Resort, El Conquistador Partnership L.P.'s management believes such refinancing will be achieved, but there can be no assurance thereof. If such refinancing is not renewed or replaced, it raises substantial doubt about El Conquistador Partnership L.P.'s ability to continue as a going-concern.

                                EXHIBIT INDEX

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.           Page

(a)    (1)    Financial Statements of Registrant. All financial
              statements of the Registrant required to be disclosed in this Item 14(a)(1) appear in the Financial Statements in the 1997 Annual Report. Such Financial Statements are incorporated by reference herein.

       (2) Financial Statement Schedule of Registrant. See "Index to Financial Information" on page F-1.

       (3)    Exhibits

+2.1 Plan of Reorganization and Distribution Agreement dated as of March 20, 1997 among WMS Industries Inc. ("WMS"), Williams Hotel Corporation and WHG Resorts & Casinos Inc. (the "Company")

+3.1    Amended and Restated Certificate of Incorporation of the Company

+3.2    Amended and Restated Bylaws of the Company

+4.1    Specimen of Common Stock Certificate of the Company

+4.2    Rights Agreement dated as of April 21, 1997 between the Company and The Bank of New York

+4.3 Form of Certificate of Designation of Series A Preferred Stock (included as Exhibit A to Exhibit 4.2 hereof)

+4.4    Specimen Form of Rights Certificate (included as Exhibit B to
        Exhibit 4.2 hereof)

+4.5 Summary of Rights Plan (included as Exhibit C to Exhibit 4.2 hereof)

+4.6    Certificate of Designation of Series B Preferred Stock

+4.7 Put and Call Agreement dated as of April 21, 1997 between the Company and Louis J. Nicastro

#10.1 Tax Sharing Agreement dated as of March 20, 1997 among WMS, the Company, ESJ Hotel Corporation, WMS El Con Corp., WMS
        Property Inc. and Williams Hotel Corporation, as amended as of April 15, 1997

+10.2 Employment Agreement dated as of April 21, 1997 between the Company and Louis J. Nicastro

+10.3 Employment Agreement dated October 27, 1996 between Williams Hospitality Group Inc.("WHGI") and Brian R. Gamache

*10.4 Employment Agreement dated April 21, 1997 between the Company and Brian R. Gamache

+10.5 Employment Agreement dated as of April 21, 1997 between the Company and George R. Baker

+10.6 Employment Agreement dated February 11, 1997 between WHGI and Richard F. Johnson

+10.7   1997 Stock Option Plan

+10.8 Form of Indemnity Agreement authorized to be entered into between the Company and each officer and director of the Company

+10.9 Operating and Management Agreement dated as of September 23, 1983 between Posadas de Puerto Rico Associates, Incorporated ("PPRA") and Posadas de America Central, Inc. (now known as
        WHGI)

+10.10 Operating Credit and Term Loan Agreement ("Operating Credit Agreement") dated August 30, 1988 between PPRA and Scotiabank de Puerto Rico, as amended June 12, 1989, September 28, 1990 and April 26, 1991

+10.11 Subordination Agreement dated August 30, 1988 between Williams Hospitality Management Corporation (now known as WHGI), PPRA and Scotiabank de Puerto Rico

                                                                            Page

+10.12 Posadas de San Juan Associates Joint Venture Agreement dated July 27, 1984 among ESJ Hotel Corporation, Great American
        Industries, Inc., IHS Associates, Ltd. and MILTK Inc., as amended as of October 15, 1984, September 30, 1986, December 30, 1989 and August 13, 1992

+10.13  Deed of Lease dated September 23, 1983 between Posadas de
        Flamboyan Associates, L.P. and PPRA as amended September 23,
        1983

+10.14 Deed of Subordination of Lease dated May 5, 1995 among Posadas de Flamboyan Associates, L.P., PPRA and Scotiabank de Puerto Rico

+10.15 Option Agreement dated May 4, 1995 between PPRA and Posadas de Flamboyan Associates, L.P. and Letter Agreement dated May 5, 1995 between PPRA and Scotiabank de Puerto Rico related thereto

+10.16 Guaranty of Payment and Performance in favor of PPRA made by Burton I. Koffman and Richard E. Koffman dated May 5, 1995

+10.17 Operating and Management Agreement dated as of July 31, 1984 between Posadas de San Juan Associates ("PSJA") and Williams Hospitality Management Corporation (now known as WHGI), as amended October 25, 1984 and October 1, 1986

+10.18 Credit Agreement dated as of January 20, 1993 between PSJA and The Bank of Nova Scotia

+10.19 Subordination Agreement dated January 20, 1993 between Williams Hospitality Management Corporation (now known as WHGI), PSJA and The Bank of Nova Scotia

+10.20 WKA El Con Associates Joint Venture Agreement dated January 9, 1990 among WMS El Con Corp. (now known as WHG El Con Corp.), International Textile Products of Puerto Rico, Inc., KMA Associates of Puerto Rico, Inc. and Hospitality Investor Group, S.E. as amended as of January 31, 1990, January 18, 1991 and April 20, 1992

+10.21 El Conquistador Partnership L.P. Venture Agreement dated January 12, 1990 between Kumagai Caribbean, Inc. ("Kumagai") and WKA El Con Associates ("WKA"), as amended May 4, 1992

+10.22  El Conquistador Partnership L.P. Development Services and
        Management Agreement dated January 12, 1990 between El
        Conquistador Partnership L.P. (the "Partnership") and Williams Hospitality Management Corporation (now known as WHGI), as amended as of September 30, 1990 and January 31, 1991

+10.23  Loan Agreement dated February 7, 1991 between Puerto Rico
        Industrial, Medical, Educational and Environmental Pollution Control Facilities Financing Authority ("AFICA") and the
        Partnership

+10.24 Trust Agreement dated February 7, 1991 between AFICA and Banco Popular de Puerto Rico, as Trustee

+10.25 Letter of Credit and Reimbursement Agreement dated as of February 7, 1991 between the Partnership and The Mitsubishi Bank, Limited, acting through its New York Branch (now known as The Bank of Tokyo-Mitsubishi, Ltd.) (the "Bank") and the
        Irrevocable Transferable Standby Letter of Credit dated February 7, 1991 issued pursuant thereto

+10.26  First Amendment to the Letter of Credit and Reimbursement
        Agreement dated as of May 5, 1992 between the Partnership, WKA, Kumagai and the Bank

+10.27 Loan Agreement dated February 7, 1991 between The Government Development Bank for Puerto Rico ("GDB") and the Partnership

+10.28 First Amendment to GDB Loan Agreement dated May 5, 1992 between GDB and the Partnership

+10.29 Second Amendment to GDB Loan Agreement dated as of October 4, 1996 between GDB and the Partnership

+10.30 Management Agreement Subordination and Attornment Agreement dated as of February 7, 1991 between Williams Hospitality
        Management Corporation (now known as WHGI) and the Bank

+10.31  Interest Rate and Currency Exchange Agreement dated as of
        February 7, 1991 between the Bank and the Partnership

+10.32 Guaranty dated as of February 7, 1991 made by Kumagai and Williams Hospitality Management Corporation (now known as WHGI) in favor of the Bank

+10.33 Collateral Pledge Agreement dated as of February 7, 1991 among the Partnership, AFICA and the Bank

                                                                            Page

+10.34 Mortgage dated February 7, 1991 by the Partnership in favor of AFICA

+10.35 Deed of Mortgage dated February 7, 1991 by the Partnership in favor of GDB

+10.36  Deed of Lease dated December 15, 1990 by Alberto Bachman
        Umpierre and Lilliam Bachman Umpierre to the Partnership

+10.37 Leasehold Mortgage dated February 7, 1991 by the Partnership in favor of AFICA

+10.38  Deed of Leasehold Mortgage dated February 7, 1991 by the
        Partnership in favor of GDB

+10.39 Credit Facility Agreement dated as of May 5, 1992 between GDB, Kumagai and WKA

+10.40 Deed of Mortgage dated May 5, 1992 by the Partnership in favor of GDB

+10.41  Partnership Loan Agreement dated as of May 5, 1992 among
        Kumagai, WKA and the Partnership

+10.42 Williams Hospitality Management Corporation (now known as WHGI) Amended and Restated Stockholders Agreement dated as of April 30, 1992 among the Company, Burton I. Koffman, as nominee, Hugh
        A. Andrews and Williams Hospitality Management Corporation (now known as WHGI)

+10.43 Posadas de Puerto Rico Associates, Incorporated Stockholders' Agreement dated September 23, 1983 among Williams Hotel
        Corporation, Burton I. Koffman, as nominee, Hugh A. Andrews and PPRA, as amended April 20, 1992

+10.44 Put Option Agreement dated as of April 30, 1993, as extended, among American National Bank and Trust Company of Chicago, WMS, Burton I. Koffman and Empire Hotel Corp.

+10.45  Loan Agreement dated as of October 21, 1993 between the
        Partnership and General Electric Capital Corporation of Puerto Rico ("GECCPR"), as amended June 30, 1994

+10.46 Corporate Guaranty dated October 21, 1993 by WHGI in favor of GECCPR and related Guarantor's Consent dated as of June 30, 1994 by WHGI

+10.47 Registration Rights Agreement dated as of April 21, 1997 between the Company and Louis J. Nicastro

+10.48  Guaranty dated as of May 5, 1992 by WMS, Hugh A. Andrews, Burton
        I. Koffman and Richard E. Koffman in favor of the Bank

*10.49 Guaranty dated as of April 21, 1997 by the Company in favor of the Bank

*10.50 Employment Agreement dated as of June 16, 1997 between the Company and Barbara M. Norman

*10.51 Amendment dated May 23, 1997 to Operating Credit Agreement referred to in Exhibit 10.10 above.

*13     1997 Annual Report to Stockholders

*21     Subsidiaries of the Registrant

*23     Consent of Ernst & Young LLP

*27     Financial Data Schedule (filed with EDGAR version only)

--------------------

*       Filed Herewith

+ Incorporated by reference herein to the same exhibit number included in the Registrant's Registration Statement on Form 10, Registration No. 1-12783, filed with the Securities and Exchange Commission on February 28, 1997, and all the amendments thereto.

# Incorporated by reference herein to an exhibit included in the WMS Industries Inc. Registration Statement on Form 8-K, Registration No. 1-8300, filed with the Securities and Exchange Commission on May 5, 1997.

        (b)   Reports on Form 8-K.

         NONE