Form 10-Q
period 1997-09-30
WHG RESORTS & CASINOS INC
filed 1997-11-14
CIK 1034754

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1997
                                ------------------------------------------------


                         Commission file number 1- 12783


                           WHG RESORTS & CASINOS INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                      36-3277019
--------------------------------------------------------------------------------
(State or Other Jurisdiction of              (I.R.S.Employer Identification No.)
Incorporation or Organization)

6063 East Isla Verde Avenue, Carolina, Puerto Rico               00979
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code  (787) 791-2222
                                                    ----------------------------

                                       N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.


Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         YES |X|  NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,050,200 shares of common stock, $.01 par value, were outstanding at November 14, 1997.

                           WHG RESORTS & CASINOS INC.

                                  ------------

                                      INDEX

                                                                         PAGE NO
                                                                         -------
Part I.  Financial Information:

    Item 1.  Financial Statements:
             Condensed Consolidated Statements of Operations -
             Three months ended September 30, 1997 and 1996...............     2

             Condensed Consolidated Balance Sheets -
             September 30, 1997 and June 30, 1997.........................   3-4

             Condensed Consolidated Statements of Cash Flows -
             Three months ended September 30, 1997 and 1996...............     5

             Notes to Condensed Consolidated Financial Statements.........   6-8


    Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................  9-10


Part II. Other Information:

    Item 2.  Changes in Securities and Use of Proceeds....................    11

    Item 6.  Exhibits and Reports on Form 8-K:

             (a)  Exhibits................................................    11
             (b)  Reports on Form 8-k.....................................    11

Signature    .............................................................    12

                            WHG RESORTS & CASINOS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                                                    Three months ended
                                                                                       September 30,
                                                                                    1997           1996
                                                                                    ----           ----
Revenues:
WHGI management fees from nonconsolidated affiliates                              $  2,256       $  1,935
Condado Plaza hotel/casino:
     Casino                                                                          6,172          4,635
     Less casino promotional allowances                                             (2,018)        (1,432)
     Rooms                                                                           5,159          4,849
     Food and beverages                                                              2,255          2,240
     Other                                                                             747            652
                                                                                  -----------------------

Total Condado Plaza revenues                                                        12,315         10,944

                                                                                  -----------------------
Total revenues                                                                      14,571         12,879

Costs and expenses:
WHGI operating expenses (excl. depreciation)                                         1,013            870
Condado Plaza operating expenses (excl. depreciation):
     Casino                                                                          2,917          2,629
     Rooms                                                                           1,844          1,752
     Food and beverages                                                              2,071          2,050
     Other                                                                           1,112          1,188
                                                                                  -----------------------
                                                                                     7,944          7,619
                                                                                  -----------------------
Selling and administrative                                                           2,528          2,205
Depreciation and amortization                                                        1,514          1,395
                                                                                  -----------------------
Total costs and expenses                                                            12,999         12,089
                                                                                  -----------------------
Operating income                                                                     1,572            790

Interest income, primarily from nonconsolidated affiliates                             774            547

Interest expense                                                                      (764)          (848)
Equity in loss of nonconsolidated affiliates                                        (1,010)        (1,289)
Merger costs to date                                                                (1,000)            --
                                                                                  -----------------------
Loss before tax provision and minority interests                                      (428)          (800)
                                                                                  -----------------------
(Provision) credit for income taxes                                                   (163)            89
Minority interests in income                                                          (535)          (421)
Dividend on preferred stock of Condado Plaza                                            --            (82)
                                                                                  -----------------------
Net loss                                                                          $ (1,126)      $ (1,214)
                                                                                  =======================
Loss per share                                                                    $  (0.19)      $  (0.20)
                                                                                  =======================
Shares used in calculation                                                           6,050          6,050
                                                                                  =======================
Pro forma information reflecting income taxes ona separate return basis:
     Loss before tax provision and minority interest                                             $   (800)
     Provision for income taxes                                                                      (372)
     Minority interest in income                                                                     (421)
     Dividend on preferred stock of Condao Plaza                                                      (82)
                                                                                                 --------
     Net loss                                                                                    $ (1,675)
                                                                                                 ========

See Notes to Condensed Consolidated Financial Statements.

                            WHG RESORTS & CASINOS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)
                                   (Unaudited)


                                                                            September 30,  June 30,
                                                                                1997         1997
                                                                                ----         ----
ASSETS

Current assets:
 Cash and cash equivalents                                                    $  18,941   $  17,886
 Receivables, net of allowances of $809 and $649                                  3,454       3,477
 Receivables from nonconsolidated affiliates                                      1,731       1,105
 Inventories                                                                        575         590
 Other current assets                                                               931         791
                                                                            ---------------------
     Total current assets                                                       25,632      23,849

Investments in, receivables and advances to nonconsolidated affiliates          29,791      30,603

Property and equipment                                                          88,841      87,375
Less:  accumulated depreciation                                                (44,886)    (43,514)
                                                                             ---------------------
                                                                                43,955      43,861

Land held as investment                                                          5,095       5,095

Excess of purchase cost over amount assigned to net assets acquired, net of
     accumulated amortization of $ 3,836 and $ 3,739                             8,613       8,710

Other assets                                                                     5,266       5,355
                                                                             ---------------------
                                                                             $ 118,352   $ 117,473
                                                                             =====================

See Notes to Condensed Consolidated Financial Statements.

                           WHG RESORTS & CASINOS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)
                                  (Unaudited)

                                                                            September 30,  June 30,
                                                                                1997         1997
                                                                                ----         ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $  3,952  $  3,760
  Accrued compensation and related benefits                                        2,342     2,855
  Other accrued liabilities                                                        3,960     3,723
  Accrued merger costs                                                               950
  Notes payable                                                                      500     1,000
  Current maturities of long-term debt                                             3,869     3,681
                                                                                ------------------
     Total current liabilities                                                    15,573    15,019

Long-term debt, less current maturities                                           18,494    19,868
Deferred income taxes                                                              2,192     2,638
Other noncurrent liabilities                                                       4,532     4,532
Payable to WMS Industries Inc.                                                                 102
Minority interest                                                                 20,410    19,990

Stockholders' equity:
  Preferred stock, 8.01 par value, 2,000,000 shares authorized,
    300,000 shares outstanding                                                         3        --

  Common stock, class A, $.01 par value, non voting, 3,000,000 shares
    authorized                                                                        --        --
  Common stock, $.01 par value, 12,000,000 shares authorized,
    6,050,200 shares outstanding                                                      61        61
  Additional paid-in capital                                                      17,293    14,296
  Retained earnings                                                               39,794    40,967
                                                                                ------------------
      Total stockholders' equity                                                  57,151    55,324
                                                                                ------------------
                                                                                $118,352  $117,473
                                                                                ==================

See Notes to Condensed Consolidated Financial Statements.

                            WHG RESORTS & CASINOS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                                                Three months ended
                                                                                                   September 30,
                                                                                                1997           1996
                                                                                                ----           ----
Operating activities:
Net (loss)                                                                                    $ (1,126)      $ (1,214)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                               1,514          1,395
     Provision for loss on receivables                                                             160             72
     Undistributed loss of nonconsolidated affiliates                                            1,010          1,289
     Minority interests                                                                            535            421
     (Decrease) increase resulting from changes in operating assets and liabilities, net          (573)           274
                                                                                              -----------------------
Net cash provided by operating activities                                                        1,520          2,237

Investing activities:
Purchase of property and equipment                                                              (1,466)          (331)
Advances to nonconsolidated affiliates                                                            (198)          (186)
                                                                                              -----------------------
Net cash used by investing activities                                                           (1,664)          (517)

Financing activities:
Payment of long-term debt and notes payable                                                     (1,686)        (2,285)
Net intercompany transactions with WMS Industries Inc.                                              --           (528)
Issuance of preferred stock                                                                      3,000
Dividends paid to minority shareholders of subsidiary                                             (115)          (151)
                                                                                              -----------------------
Net cash provided (used) by financing activities                                                 1,199         (2,964)

Increase (decrease) in cash and cash equivalents                                                 1,055         (1,244)
Cash and cash equivalents at beginning of period                                                17,886          6,616
                                                                                              -----------------------
Cash and cash equivalents at end of period                                                    $ 18,941       $  5,372
                                                                                              =======================


See Notes to Condensed Consolidated Financial Statements.

                           WHG RESORTS & CASINOS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

2.       Basis of Presentation and Company Operations

         Basis of Presentation

         WHG Resorts & Casinos Inc. ("WHG"), was formerly known as WMS Hotel Corporation. Prior to April 21, 1997, WHG was a wholly owned subsidiary of Williams Hotel Corporation ("WHC"), which in turn was a wholly-owned subsidiary of WMS Industries Inc. ("WMS"). WHC was merged into WHG just prior to the April 21, 1997 spin-off of WHG to the shareholders of WMS at which time the predecessor consolidated financial statements of WHC appearing herein became the financial statements of WHG.

         The condensed consolidated financial statements of WHG reflect results of operations, cash flows and financial position and have been prepared using the historical basis in the assets and liabilities and historical results of operations of WHG and its subsidiaries and affiliates (the "Company").

         The pro forma information reflecting income taxes on a separate return basis (unaudited), included with the condensed consolidated statements of operations for the quarter ended September 30, 1996, reflects the provision for income taxes without the tax benefits allocated to WHG from WMS for utilization of partnership losses in the WMS consolidated Federal income tax return. WHG during the periods presented does not have income subject to Federal income tax that can be included in its consolidated Federal income tax return along with the partnership losses to be able to realize the tax benefits.

         Company Operations

         WHG, through a subsidiary and affiliates owns, operates and manages two of the leading hotels and casinos located in San Juan, Puerto Rico, and through another subsidiary, the El Conquistador Resort and Country Club (the "El Conquistador"), a destination resort complex in Las Croabas, Puerto Rico. WHG's ownership structure in the various entities is as follows: a 100% interest in Posadas de Puerto Rico Associates, Incorporated, the owner of the Condado Plaza Hotel & Casino ("Condado Plaza"); a 50% interest in Posadas de San Juan Associates ("PSJA"), a partnership which owns the El San Juan Hotel & Casino ("El San Juan"); a 23.3% indirect interest in El Conquistador Partnership L.P. which owns the El Conquistador; and a 62% interest in Williams Hospitality Group Inc. ("WHGI"), the management company for the above properties.

         WHG was a wholly owned subsidiary of WMS prior to April 21, 1997. On April 21, 1997, WMS distributed 100% of the outstanding voting common stock of WHG to WMS's stockholders, thereby creating a new independent public corporation.

3.       Summarized Statement of Operations Information of Nonconsolidated
         Affiliates

         The summarized statement of operations information of PSJA, which is 50% owned by the Company, is as follows (in thousands):

                                                              Three months ended
                                                                September 30,
                                                               -----------------
                                                               1997         1996
                                                               ----         ----
              Revenues.....................................  $10,944        $9,600
              Management fees and interest payable
                 to WHGI...................................     (955)         (836)
              Other costs and expenses.....................  (10,927)      (10,477)
                                                             -------      --------
              Net loss.....................................   $ (938)     $ (1,708)
                                                             =======      ========

         The summarized statement of operations information of WKA EL Con Associates, in which the Company has a 46.5% partnership interest, is as follows (in thousands):

                                                              Three months ended
                                                                September 30,
                                                               -----------------
                                                               1997         1996
                                                               ----         ----
              Net operating income (expenses)..............    $   5         ($11)
              Equity in 50% of the El Conquistador
                   net loss for the three months ended
                    June 30, 1997 and 1996.................   (1,168)        (922)
                                                             -------        -----
              Net loss.....................................  ($1,163)       ($933)
                                                             =======      =======

         The El Conquistador Partnership L.P. has a March 31 year end, which is three months earlier than the Company's year end of June 30 and accordingly the equity in the results of El Conquistador are recorded by the Company with a three month lag. The equity in loss of nonconsolidated affiliates also includes for the three months ended September 30, 1997 and 1996, the Company's 23.3% indirect interest in the results of operations of the El Conquistador for the three months ended June 30, 1997 and 1996.

         The summarized statement of operations information of El Conquistador, in which WKA EL Con Associates has a 50% partnership interest, is as follows (in thousands):

                                                              Three months ended
                                                                September 30,
                                                               -----------------
                                                               1997         1996
                                                               ----         ----
              Revenues.....................................  $24,438       $23,995
              Management fees and interest payable to
                  WHGI.....................................   (1,529)       (1,503)
              Interest payable to partners.................     (611)         (702)
              Other costs and expenses.....................  (22,326)      (21,358)
              Depreciation and amortization................   (2,307)       (2,276)
                                                            --------      --------
              Net loss.....................................  ($2,335)      ($1,844)
                                                             =======      ========

4. Merger Agreement

On September 30, 1997, WHG signed a definitive merger agreement with Patriot American Hospitality Operating Company ("PAHOC"), Patriot American Hospitality Operating Company Acquisition Subsidiary and Patriot American Hospitality Inc. ("Patriot"). Under the terms of the merger agreement, each share of WHG common stock will be converted into the right to receive .784 paired shares of PAHOC and Patriot common stock subject to certain adjustments described below. The shares of PAHOC and Patriot are paired and trade as one unit of the New York Stock Exchange (the "Paired Shares"). The transaction is subject to WHG stockholder approval and is expected to close in December, 1997.

The exchange ratio of .784 will be adjusted as follows: (i) if the average closing price of Patriot Paired Shares during a specified period before the WHG stockholders' meeting (the "Average Closing Price") exceeds $31.25 and the transaction closes before February, then the exchange ratio will be adjusted such that the product of the exchange ratio and such Average Closing Price (the "Exchange Ratio Product") equals $24.50, (ii) if the Average Closing Price is greater than $31.75 and the transaction closes in February 1998, the exchange ratio will be adjusted such that the Exchange Ratio Product equals $24.89, (iii) if the Average Closing Price is greater than $32.25 and the transaction closes after February 1998, the exchange ratio will be adjusted such that the Exchange Ratio Product equals $25.28; (iv) if the Average Closing Price is less than or equal to $25.50, but greater than or equal to $19.50, the exchange ratio will be adjusted such that the Exchange Ratio Product equals $20.00; and (v) if the Average Closing Price is less than $19.50, the exchange ratio will equal 1.026 provided, however, in such event WHG will have the right to terminate the merger agreement. On November 13, 1997, the closing price of the Patriot Paired Shares was $30.25.

5. Sale of Preferred Stock

The Board of Directors exercised the put under a Put Option and Call Option Agreement that was established on April 21, 1997 between the Company and Louis
J. Nicastro, Chairman of the Board which resulted in the Chairman of the Board purchasing on July 31, 1997, 300,000 shares of Series B Preferred Stock for $3,000,000 in cash. The proceeds are intended to be used for general corporate purposes. Each share of Series B Preferred Stock has 5 votes per share voting collectively with the common stockholders and a liquidation preference of $10.00 per share plus accrued dividends, has a quarterly dividend equal to the prime rate plus one half percent calculated on the liquidation preference and the holder has redemption rights after three years or earlier in the event of two unpaid quarterly dividends. The Series B Preferred Stock can be converted into shares of common stock at a conversion price of $9.00, which is the lower of the closing price of the voting common stock on its first day of official trading ($9.00) and the closing price in the New York Stock Exchange at the close of business on the business day immediately prior to the date of issuance of the Preferred Stock ($12.50). A dividend of $45,000 was accrued at September, 30, 1997 and paid October 1, 1997.

6. Proposed Acquisition

On September, 17, 1997, the Company executed an asset purchase agreement to acquire an existing 127 room hotel and related land next to the Condado Plaza Hotel for $9,600,000, subject to certain terms and conditions, including satisfactory due diligence. If the agreement is finalized (on or about November 17, 1997), the Company intends to finance the purchase price through long term financing and the use of cash currently available.

7. El Conquistador Letter of Credit Extension

As of September 30, 1997, the El Conquistador has $120,000,000 of first mortgage indebtness due on February 1, 1998. On November 5, 1997, the El Conquistador entered into the Supplement to Letter of Credit and Reimbursement Agreement with The Bank of Tokyo-Mitsubishi, Ltd. in order to extend the term of the letter of credit securing the above first mortgage on the El Conquistador Resort & Country Club for an additional three months until June 9, 1998. The extension of the letter of credit effectively extended the term of the first mortgage on the El Conquistador for an additional three months from February 1, 1998 until May 1, 1998. The Government Development Bank has similarly extended the term of the El Conquistador's $6,000,000 revolving credit facility.

8. Earnings Per Share

Earnings per share amounts are based on weighted average common shares outstanding. Common stock equivalent shares resulting from stock options and the convertible preferred shares are not included in the earnings per share calculation since their inclusion would be antidilutive. The preferred stock dividend of $45,000 has been reflected in the earnings per share calculation for the quarter ended September 30, 1997.

                           WHG RESORTS & CASINOS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following discussion contains certain forward looking statements that involve risks and uncertainties including the outcome of refinancing certain debt and seasonality. The Company's actual results could differ materially from those anticipated in the forward looking statements.

Financial Condition

Cash flows from consolidated operating, investing and financing activities of the Company during the three months ended September 30, 1997 resulted in net cash provided of $1,055,000 compared with net cash (required) of $(1,244,000) during the three months ended September 30, 1996.

Cash provided by operating activities was $1,520,000 during the three months ended September 30, 1997 compared with cash provided of $2,237,000 for the three months ended September 30, 1996. This decrease of $717,000 was due to an increase in accrued management fees owed by the El San Juan at September 30, 1997.


Cash used by investing activities was $1,664,000 in the three months ended September 30, 1997 as compared to $517,000 in the three months ended September 30, 1996. This was primarily due to cash used for the purchase of property and equipment of $1,466,000 in the three months ended September 30, 1997 as compared to $331,000 in the three months ended September 30, 1996.


Cash provided by financing activities during the three months ended September 30, 1997 was $1,199,000 compared with cash used of $2,964,000 during the three months ended September 30, 1996. Payment of long-term debt and notes payable was $1,686,000 and $2,285,000 in the three months ended September 30, 1997 and 1996, respectively. The issuance of the Company's Series B Convertible Preferred Stock on July 31, 1997 provided $3,000,000 in cash for the three month period ended September 30, 1997 (see footnote 5 to condensed consolidated financial statements). Net intercompany transactions with WMS resulted in cash used of $528,000 in the three months ended September 30, 1996.

See condensed consolidated statements of cash flows on page 5 for further details on cash flow items.

The three hotels and casinos and WHGI each provide for their off-season cash needs through their own cash and from individual short-term note arrangements. Annual capital expenditures are provided for each year as part of the annual budgeting process. Capital expenditures are initiated taking into account available cash and available financing, if necessary.

The Condado Plaza has a $2,000,000 bank line of credit available on which $500,000 was borrowed at September 30, 1997. The El San Juan has a $1,000,000 bank line of credit available of which there were no borrowings at September 30, 1997. El San Juan and El Conquistador long-term debt agreements provide that advances and other payments to the owners are to be based on defined levels of cash flow from the respective hotels and casinos which based on historical results limits and prohibits, respectively, such transactions. The long-term debt agreements and other agreements permit the payment to WHGI of certain management fees and intercompany charges from the three hotels and casinos. There are no agreements restricting WHGI from paying dividends or otherwise making advances and the Company expects to receive dividends from WHGI cash flow to provide for its operating expenses. Management believes that cash flow from the operations of the Condado Plaza and the El San Juan will be adequate to pay or refinance its long-term debt as it becomes due and provide for its normal planned capital additions for the next twelve months.

El Conquistador has $120,000,000 of indebtness due orginally on February 1, 1998, which is secured by substantially all of the assets of the El Conquistador. In November, 1997, an extension of the letter of credit securing the indebtedness was granted for three additional months thereby extending the effective due date of such indebtedness to May 1, 1998 (see footnote 7 to condensed consolidated financial statements contained herein). The Company has retained an investment banking firm to assist in structuring the refinancing of the El Conquistador debt. Based on operating history of the El Conquistador, the Company believes such refinancing will be achieved, but there can be no assurance thereof. If such financing is not renewed or replaced and as a consequence thereof the existing lenders foreclose on the El Conquistador, the Company would probably incur a loss on its investment in and receivables from the El Conquistador which would be significant to the financial position of the Company.

Results of Operations

The following summarizes the unaudited condensed consolidated statements of operations for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements included in the Company's Registration Statement on Form 10K (thousands of dollars):

                                                           Three months ended
                                                               September 30,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
Revenues:
  Condado Plaza ......................................    $ 12,315     $ 10,944
  WHGI ...............................................       3,198        2,622
  Intersegment revenue elimination - WHGI fees
       charged to Condado Plaza ......................        (942)        (687)
                                                          --------     --------
             Total revenues ..........................    $ 14,571     $ 12,879
                                                          ========     ========

Segment operating income (loss):
  Condado Plaza ......................................    $    549     $   (329)
  WHGI ...............................................       1,533        1,212
  General corporate administrative expenses ..........        (510)         (93)
                                                          --------     --------
             Total operating income ..................    $  1,572     $    790
                                                          ========     ========


Three Months Ended September 30, 1997 Compared With
Three Months Ended September 30, 1996

Consolidated revenues increased by $1,692,000 or 13.1% in the quarter ended September 30, 1997 to $14,571,000 from $12,879,000 in the quarter ended September 30, 1996. The increase was due to increased casino chip sales and favorable win percentage at the Condado Plaza and increased management fees earned by WHGI at the Condado Plaza and the El San Juan.

Operating income in the Condado Plaza segment was $549,000 for the quarter ended September 30, 1997 compared to a loss of $(329,000) for the quarter ended September 30, 1996, a favorable variance of $878,000. The improved results were primarily due to increased casino win due to higher chip sales and win percentages compared to the prior year quarter. In addition, the hotel had slightly higher occupancy and average daily room rates.

Operating income in the WHGI segment increased by $321,000 due to increased management fees from the Condado Plaza and El San Juan hotels of $357,000 due to increased casino and hotel revenues.

General corporate expenses increased to $510,000 for the quarter ended September 30, 1997 compared to $93,000 for the quarter ended September 30, 1996 due to incremental costs incurred as a result of WHG

Resorts & Casinos, Inc. becoming an independent public company on April 21, 1997. In the prior year, the Company was a wholly owned subsidiary of WMS Industries Inc.

The equity in loss of nonconsolidated affiliates was $(1,010,000) for the quarter ended September 30, 1997 compared with a loss of $(1,289,000) for the quarter ended September 30, 1996. The 50% equity in loss of the El San Juan was $(469,000) in the quarter ended September 30, 1997 compared with $(854,000) in the quarter ended March 31, 1996. The improved results at the El San Juan were due primarily to higher casino revenues resulting from higher chip sales and partially offset by increased casino expenses due to higher volume in the casino. The 23.3% equity in loss of the El Conquistador was $(541,000) in the quarter ended June 30, 1997 compared with ($430,000) in the quarter ended June 30, 1996. The increased loss was due to increased operating expenses in the current quarter.

The income tax provision for the quarter ended September 30, 1997 results primarily from Puerto Rico and Federal income tax provisions for WHGI. The income tax provision for the quarter ended September 30, 1996 results from Federal taxes or credit allocated from WMS on the equity in the income or loss of nonconsolidated affiliates.

Net (loss) in the quarter ended September 30, 1997 was $(1,126,000) compared with a net loss of $(1,214,000) in the quarter ended September 30, 1996. Improved operating results at the Condado Plaza and WHGI were offset by $1,000,000 in merger costs incurred to date in connection with the Merger Agreement entered into with Patriot (as referred to in note 4 to condensed consolidated financial statements).

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On July 31, 1997, 300,000 shares of the Company's Series B Convertible Preferred Stock, par value $.01 per share ("WHG Preferred Stock") were sold directly by the Company to Louis J. Nicastro, Chairman of the Board of WHG, for $3,000,000 cash pursuant to the exercise of a "put" by the Company under a certain Put and Call Agreement dated April 21, 1997 between the Company and Mr. Nicastro. The proceeds from such sale are intended to be used by the Company for general corporate purposes. No underwriting discounts or commissions were paid. The WHG Preferred Shares were sold in a private placement and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as amended. The WHG Preferred Shares are convertible into 333,333 shares of WHG Common Stock at a price of $9.00 per share.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

A report on Form 8-K dated October 12, 1997, was filed with the Securities and Exchange Commission reporting the execution on September 30, 1997 of a definitive merger agreement with Patriot American Hospitality Operating Company, Patriot American Hospitality Operating Company Acquisition Subsidiary and Patriot American Hospitality, Inc.

                           WHG RESORTS & CASINOS INC.



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Dated:  November 14, 1997                   WHG Resorts & Casinos Inc.
                                            --------------------------
                                            (Registrant)




                                            By: /s/ Richard F. Johnson
                                            --------------------------
                                            Richard F. Johnson
                                            Chief Financial Officer
                                            and Treasurer